Form 10-Q
period 2005-06-30
PREMIER FINANCE BILOXI CORP; PREMIER ENTERTAINMENT BILOXI LLC
filed 2005-08-02
CIK 1286546, 1286382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

PREMIER ENTERTAINMENT BILOXI LLC

and

PREMIER FINANCE BILOXI CORP.

(Exact Name of Registrant as specified in Its Charter)

Delaware	Commission file number	20-0495680/20-0495563
(State or Other Jurisdiction of Incorporation or Organization)	333-114339	(IRS Employer Identification No)

111 Lameuse Street, Suite 104 Biloxi, MS 39530
(Address, including zip code, or Principal Executive Offices)

(228) 374-7625
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

On August 2, 2005, the registrant had no shares of common stock outstanding.

PREMIER ENTERTAINMENT BILOXI LLC

and

PREMIER FINANCE BILOXI CORP.

(A Development Stage Company)

Index

PART I.	Financial Information

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2005 and 2004 (unaudited) and for the period from commencement of operations on March 27, 2003 through June 30, 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2005 and 2004 (unaudited) and for the period from commencement of operations on March 27, 2003 through June 30, 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Item 5.	Changes in Articles of Incorporation or Bylaws

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits Index

Signatures
Exhibits

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash	$176,139	$5,215
Government securities - restricted	16,915,433	25,344,412
Prepaid expenses	289,763	40,632
Other current assets	161,244	439,263
Total current assets	17,542,579	25,829,522

Property and equipment, net	153,678,438	90,490,923

Other non-current assets:
Restricted cash	45,834,956	100,267,928
Other assets, net	7,303,249	7,722,795

Total assets	$224,359,222	$224,311,168

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$615,962	$108,467
Accounts payable - construction in progress	9,844,051	9,223,737
Accrued interest	9,437,614	8,580,821
Notes Payable - Current	483,615	—
Other accrued liabilities	636,653	168,866
Total current liabilities	21,017,895	18,081,891

Long-term debt	170,909,438	168,065,164

Members’ contributed capital	52,775,215	52,775,215
Deficit accumulated during development stage	(20,343,326)	(14,611,102)
Total members’ equity	32,431,889	38,164,113

Total liabilities and members’ equity	$224,359,222	$224,311,168

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period from commencement of
	Three months ended June 30,		Six months ended June 30,		operations on March 27,
	2005	2004	2005	2004	2003 through June 30, 2005
	(Unaudited)	(Restated)	(Unaudited)	(Restated)

Preopening expenses	$1,245,734	$485,333	$2,284,395	$781,832	$5,126,354

Loss from operations	(1,245,734)	(485,333)	(2,284,395)	(781,832)	(5,126,354)

Other income (expense):
Interest expense	(1,626,366)	(3,727,128)	(4,383,664)	(6,414,441)	(17,958,510)
Interest income	417,388	446,236	935,835	666,832	2,741,538

Total other income (expense)	(1,208,978)	(3,280,892)	(3,447,829)	(5,747,609)	(15,216,972)

Net loss	$(2,454,712)	$(3,766,225)	$(5,732,224)	$(6,529,441)	(20,343,326)

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			commencement of
			operations on March
	Six months ended June 30,		27, 2003 through June
	2005	2004	30, 2005
		(Restated)
Operating Activities
Net loss	$(5,732,224)	$(6,529,441)	$(20,343,326)
Depreciation and amortization	64,698	27,355	130,803
Amortization of deferred financing costs, discount and repayment premium	572,505	719,245	2,042,078
Changes in prepaid assets	(249,131)	—	(729,026)
Changes in other operating assets and liabilities	(3,680,236)	2,418,734	(2,546,529)

Net cash used in operating activities	(9,024,388)	(3,364,107)	(21,446,000)

Investing Activities
Purchases of property, plant and equipment	(56,890,735)	(11,569,777)	(128,885,277)
Purchase of government securities	—	(32,946,442)	(32,946,442)
Sales of government securities	8,428,979	—	16,503,508
Acquisition of intangibles	—	(494,404)	(965,672)
Decrease (increase) in restricted cash	54,432,972	(126,620,079)	(45,289,910)

Net cash provided by (used in) investing activities	5,971,216	(171,630,702)	(191,583,793)

Financing Activities
Increase in deferred financing costs	—	(7,122,754)	(6,895,020)
Increase in notes payable	3,224,097	—	3,224,097
Proceeds from long-term debt	—	168,111,046	202,713,590
Capital contribution	—	15,180,810	15,180,810
Change in restricted cash	—	(1,190,305)	(1,017,545)

Net cash provided by financing activities	3,224,097	174,978,797	213,205,932

Net change in cash	170,925	(16,012)	176,139

Cash at beginning of period	5,215	16,908	—

Cash at end of period	$176,139	$896	$176,139

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$8,600,000	$—	$17,582,222

Supplemental schedule of non-cash investing and financing activities:

During the quarter ended March 31, 2004, AA Capital converted to equity the unpaid principal outstanding under the loan and security agreement of $34,819,190 plus accrued interest of $2,775,216, and made a cash contribution of $15,180,810 resulting in additional member’s equity of $52,775,216.

During the quarter ended June 30, 2005, the Company received gaming devices related to the vendor financing agreement with IGT at a value of $3.2 million.

See the accompanying notes to the unaudited condensed consolidated financial statements

PREMIER ENTERTAINMENT BILOXI LLC

and

PREMIER FINANCE BILOXI CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Unaudited Condensed Consolidated Financial Statements

1.                                       Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and the period from the commencement of operations on March 27, 2003 through December 31, 2004 filed with the Securities Exchange Commission in March 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.  The results of operations for the three months ended and six months ended June 30, 2005 and 2004 and the period from the commencement of operations on March 27, 2003 through June 30, 2005 do not necessarily indicate the results that may be expected for the full year or for the period from commencement of operations through December 31, 2005.  The condensed consolidated statements of operations for three months and six months ended June 30, 2004, and cash flows for the six months ended June 30, 2004, have been restated to correct an error in the calculation of capitalized interest.

Premier Finance Biloxi Corp. (Premier Finance) was incorporated in October 2003 as a Delaware corporation and is a wholly-owned subsidiary of Premier Entertainment Biloxi LLC (the “Company”). Under Mississippi law, certain expenditures are exempt from sales tax if purchased with the proceeds from industrial development revenue bonds issued by the Mississippi Finance Corporation.  Premier Finance was formed to fund the capital expenditures that qualify for the tax-exempt status.  At June 30, 2005, Premier Finance had cash of approximately $459,213 and a payable to the parent, Premier Entertainment Biloxi LLC for a similar amount.  Premier Finance’s assets and operations are included in the condensed consolidated balance sheets and statements of operations and all significant inter-company balances and transactions have been eliminated.

Going Concern and Management’s Plans

The Company has incurred a loss from operations of $20,343,326 for the period from the commencement of operations on March 27, 2003 through June 30, 2005 and as of June 30, 2005 has not completed construction and opened its hotel and casino operation. Although the Company believes it has raised sufficient capital to construct its casino project, the fact that the project is not complete and the construction risks inherent in such a project may make it unable to complete the project on time and within budget. Once the casino opens, the Company must generate sufficient revenue to cover operating expenses and debt service costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To date, the Company’s operations and pre-development activities relating to the property have been funded by the $160,000,000 in principal amount of 10 ¾% First Mortgage Notes (the “Notes), $10,000,000 from Rank America Inc. in the form of a junior subordinated note, and $52,775,215 of members’ equity through conversion of the unpaid principal and accrued interest on the loan and security agreement plus an incremental cash contribution and $3,224,097 from a financing agreement with a slot machine vendor. The Company has entered into agreements to borrow an additional amount to finance the purchase and installation of furniture and equipment prior to opening the project. The commitments due under the debt agreements may reduce the availability of the Company’s cash-flow to fund working capital, capital expenditures, development projects and other general operating requirements which could delay the development and construction of the project. The Company believes it has raised sufficient capital to open; however, in the event that the Company is required to delay the opening of the project, this would materially and adversely affect the Company’s business, financial condition, results of operations, and cash-flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

The consolidated financial statements for the prior year reflect certain reclassifications to conform to the current year presentation.

2.                                       Notes Payable, Long-Term Debt and Loan and Security Agreement

On January 23, 2004, the Company issued $160,000,000 aggregate principal amount of Notes due February 1, 2012 in a private placement offering.  The debt outstanding at June 30, 2005 includes an unamortized discount of $1.9 million, which is being amortized over the term of the Notes.  The Notes are senior to all existing and future senior unsecured indebtedness, but are subordinated up to $30,000,000 of senior secured indebtedness to be incurred to finance the acquisition and installation of furniture, fixtures and equipment.  The Notes are secured by a pledge of the Company’s membership interests and substantially all of the existing and future assets, other than furniture, fixtures and equipment purchased with the proceeds of certain other indebtedness, and cash-on-hand.  The Notes may be redeemed, in whole or in part, at any time on or after February 1, 2008 at a premium.  In addition, up to 35% of the Notes may be redeemed at a premium on or prior to February 1, 2007 with the net cash proceeds of an initial public offering.  As of June 30, 2005, the Company had $6.3 million of costs, net of accumulated amortization incurred, in connection with the private placement.  These deferred financing costs are included in other assets and are being amortized over the term of the related long-term debt.

Concurrently with the issuance of the Notes, the Company borrowed $10,000,000 in the form of a junior subordinated note due August 1, 2012 from Rank America, Inc., an affiliate of The Rank Group Plc, which owns Hard Rock Hotel Licensing, Inc.  Also, at this time, AA Capital (consisting of AA Capital Equity Fund L.P. and AA Capital Biloxi Co-Investment Fund L.P.) converted to equity the unpaid principal outstanding under the loan agreement of $34,819,190 plus accrued interest of $2,775,215, and made a cash contribution of $15,180,810 in exchange for 100 Class B common and 100 Class A preferred membership units, resulting in an additional $52,775,215 of members’ equity.

Interest on the junior subordinated note accrues at a rate of 15% per annum and will be paid semiannually once the Company begins operations of the hotel and casino.  The Company will be required to pay a repayment premium of 3% of the principal amount of the junior subordinated note when it is repaid.  The Company is accruing the repayment premium over the term of the junior subordinated note.  In the event of a change of control or if the Hard Rock license agreement is terminated and the project becomes owned, operated or licensed by a Hard Rock competitor, the Company will be required to repay all amounts due under the junior subordinated note agreement.  In addition, the Company may be required to make quarterly mandatory prepayments as calculated under the terms of the junior subordinated note once the Company begins operations of the hotel and casino.

On April 19, 2005, the Company, entered into a Commitment Letter for a $10 million Senior Secured Reducing Line of Credit Facility (“Credit Facility”) with Hibernia National Bank (“Lead Arranger”) and ORIX Financial Services, Inc. (“Lender”). The Credit Facility will be secured by a security interest in certain collateral purchased by the Company.  As set forth in the Commitment Letter, the total term is for a period of sixty-six months with the initial funding period defined as the earlier of six months from the date of the first advance of the initial funding or December 31, 2005 and the secondary funding period defined as the earlier of twelve months following the opening of the Hard Rock Hotel & Casino Biloxi for business to the public or eighteen months from the date of the first advance of the initial funding period.  The Company will have an option to choose at the time of the initial draw the pricing of one, two, three or six month LIBOR plus a margin of 4.25% or the prime rate plus 1.25%.

There are no material relationships between the Company or its affiliates and the Lead Arranger or the Lender other than in respect of the Credit Facility.  As of June 30, 2005, no funds have been drawn against this Credit Facility.

On January 5, 2005, Premier Entertainment Biloxi LLC (the “Company”), entered into a Commercial Sales and Security Agreement with International Game Technology (“IGT”) for the financing of approximately $15 million for certain gaming devices and gaming systems.  Pursuant to the agreement, the Company will be purchasing approximately 1,110 slot devices from IGT as well as software licenses and related equipment for the gaming system. In partial consideration of this purchase, IGT will finance the slot devices and gaming system at the “high Wall Street Journal prime lending rate” based on a 60-month amortization payable in thirty-six (36) monthly installments of principal and accrued interest with a balloon payment on the thirty-seventh (37th) month of the outstanding remaining principal. The first payment shall be due thirty (30) days from the date of opening or no later than ninety (90) days from date of delivery.

As of June 30, 2005, the Company has received $3.2 million in respect to the gaming devices and has recorded a note payable.

3.                                       Restricted Cash

The net proceeds from the issuance of the Notes, a portion of the equity investment and the proceeds from the junior subordinated note were deposited into a construction disbursement account, an interest reserve account and a tidelands lease reserve account.  These accounts were pledged to the trustee as security for the Company’s obligations under the Notes.  The funds will be disbursed in accordance with a disbursement agreement (the “Disbursement Agreement”) under concurrence with the disbursement agent, the trustee and the independent construction consultant.  At June 30, 2005, there was $45.8 million in the construction disbursement, the direct disbursement and tidelands lease reserve accounts, which is classified as restricted cash.

4.                                       Government Securities - Restricted

In February 2004, the Company invested $32,946,442 in U.S. Treasury securities in accordance with the Disbursement Agreement. The investment is classified as held to maturity, and is recorded as government securities at its acquisition cost including accrued interest at June 30, 2005.  The investment plus the interest earned will be used to pay the first four interest payments on the Notes as required by the Disbursement Agreement. On August 1, 2004, the Company made its first interest payment on the Notes, of which $8.1 million of the US Treasury securities were used.  On February 1, 2005, the Company made its second interest payment on the Notes, of which $8.6 million of the US Treasury securities were used.  As of June 30, 2005, the balance in this account was $16,915,433

5.                                       Related Party Transactions

A member of GAR LLC (“GAR”) is the President and Chief Executive Officer of the Company’s general contractor.  The Company believes that the terms of the agreement with the contractor are similar to those that could otherwise be received from a third party.  Total payments on the GMP contract for the period from the commencement of operations on March 27, 2003 through June 30, 2005, were $72.4 million of which $55.8 was paid directly to a related party.

GAR is the beneficial owner of 100 Class A common membership interests in Premier Entertainment Biloxi LLC.  This entitles GAR to elect three of the six members of the Board of Managers and the shared power to dispose or direct the disposition of such membership interest in the Company.

6.                                       Subsequent Events

On July 1, 2005, an Irrevocable Letter of Credit was issued by The Peoples Bank in the amount of $1 million to comply with the terms and conditions of the Licensing Agreement with Hard Rock Hotel Licensing, Inc. by the Company.  The Letter of Credit was secured by a certificate of deposit in the amount of $1 million for a term of 90 days and will automatically renew.  The Letter of Credit will be increased to $3 million within 90 days following the opening of the Hard Rock Hotel & Casino Biloxi.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed on October 18, 2002 and commenced operations on March 27, 2003. There were no assets, liabilities or operations from inception through the commencement of operations. Since our formation, we have been in the development stage.  Our activities included applying for certain necessary permits, licenses and regulatory approvals to enable us to construct and manage the operations of the Hard Rock Hotel & Casino Biloxi (the Property), and development activities in connection with the Hard Rock Hotel & Casino Biloxi. We own approximately 8.5 acres of land on the Mississippi Gulf Coast in Biloxi, Mississippi upon which we are building the Hard Rock Hotel & Casino Biloxi. In addition, we have entered into a 20-year licensing agreement with Hard Rock Hotel Licensing, Inc. under which we were granted the right to use and develop the Hard Rock brand name for our hotel and casino resort. We began construction in January 2004.  As of June 30, 2005, the percentage of construction contract work completed is approximately 90.5%.  The project is currently on budget and on schedule to open in the third quarter of 2005.

The Hard Rock Hotel & Casino Biloxi will feature approximately 48,000 square-feet casino (with approximately 1,500 slot machines, 50 table games and six poker tables), a 318-room hotel, a Hard Rock Cafe, a Hard Rock Live! entertainment venue, a Hard Rock retail store, a tropical-themed Hard Rock beach pool, restaurants, a full service fitness spa, a top floor lounge, and a parking garage with approximately 1,600 spaces and off-site employee parking of approximately 300 spaces, and various other amenities.

In addition, we will feature a Ruth’s Chris Steakhouse, the legendary upscale steakhouse group founded in New Orleans over 40 years ago, located near the entrance to the gaming facility.  Ben & Jerry’s Homemade Ice Cream and Starbucks Coffee Company will be featured in the retail promenade area.

Premier Finance Biloxi Corp. is serving as the co-issuer of the $160.0 million Notes due February 1, 2012 and will not have any material assets or operations, other than in connection with the Mississippi Business Finance Corporation financing. See “—Liquidity and Capital Resources.”

Results of Operations

We are in the development stage and do not have any historical operating results other than costs incurred in designing and developing the Hard Rock Hotel & Casino Biloxi. For the period from commencement of operations on March 27, 2003 through June 30, 2005, we incurred a total of $20.3 million of net interest expense and non-capitalized design, development and pre-opening expenses in connection with the Hard Rock Hotel & Casino Biloxi. For the same time period, interest expense was $18.0 million, interest income was $2.8 million and pre-opening expense was $5.1 million. Other costs primarily relate to licensing expenses, transaction fees, legal fees, and organizational costs to prepare us for becoming a gaming enterprise. We expect these pre-opening losses to continue and to increase until operations commence with the planned opening of the Hard Rock Hotel and Casino Biloxi in the third quarter of 2005. Our historical operating results will not be indicative of future results because activities previously undertaken have been development stage in nature and planned future activities include the operation of a new gaming facility.

For the three months ended June 30, 2005, pre-opening expenses were $1.2 million compared to the same three months ended June 30, 2004, of $.5 million.  This $.7 million increase in pre-opening expense is related to additional payroll, office rental and other general expenses as we progress closer to opening of the project.

For the six months ended June 30, 2005, pre-opening expenses were $2.3 million compared to the same six months ended June 30, 2004, of $.8 million. This $1.5 million increase in pre-opening expenses is related to additional payroll, office rental and other general expenses as we progress closer to opening of the project.

Liquidity and Capital Resources

We obtained total debt financing of $170 million less bond discount of $2.1 million, plus a capital contribution of $52.8 million which includes $2.8 million of accrued interest. As of June 30, 2005, the Company has expended cash of approximately $7.7 million for financing costs, $128.9 million for property and equipment, of which $3.2 million is vendor financing, $1.0 million for the purchase of intangibles, $17.6 million in cash interest payments, and $5.3 million on pre-

opening expenses, offset by interest income received.  Remaining in the restricted cash and government securities at June 30, 2005 was approximately $62.8 million. The Company has $16.6 million remaining to pay under its GMP contract, expects to incur approximately $3.5 million in additional pre-opening expenses, expects to fund additional interest payments of $17.2 million, expects to incur $28.1 million in FF&E purchases and fund operating bankrolls of $6.8 million. With the additional $13.9 million FF&E financing, the remaining $4.5 million will be excess liquidity on hand.

We will continue to use the gross proceeds we obtained on January 23, 2004 from the offering of the Notes together with an equity investment from AA Capital of $15.1 million, a junior subordinated note of $10.0 million from Rank America, Inc., an affiliate of The Rank Group Plc and $17.1 million in furniture, fixtures and equipment financing to fund the costs associated with the Hard Rock Hotel & Casino Biloxi. The $17.1 million in furniture, fixtures and equipment financing has been secured in the form of vendor financing and the Credit Facility.  The Company currently has approximately $15 million in vendor financing and has entered into a Commitment Letter for a $10 million Senior Secured Reducing Line of Credit Facility.  (See Note 2 above.)  The Company has received $3.2 million against the vendor financing applied to the purchase of slot machine equipment.  The Company has not drawn any funds from the Line of Credit as of June 30, 2005.

The funds provided by the sources described above are expected to be sufficient to design, develop, construct, equip and commence operations of the Hard Rock Hotel & Casino Biloxi; however, there is no assurance that these funds will be sufficient for this purpose.

Following the opening of the Hard Rock Hotel & Casino Biloxi, we expect to fund our business from operating cash flows.

Mississippi Bond Financing. Mississippi law provides that certain expenditures for materials made in connection with certain economic development projects in the State of Mississippi, including the land-based portion of the Hard Rock Hotel & Casino Biloxi (which includes the hotel tower, the parking garage, the low-rise pavilion and the pool area), are exempt from Mississippi’s sales tax if such expenditures are paid for with proceeds from approved industrial development revenue bonds issued by the Mississippi Business Finance Corporation, (MBFC). Up to $60.0 million of our expected costs for the Hard Rock Hotel & Casino Biloxi could be eligible for this program. We have submitted an application to the MBFC and have received approval of our application.

At June 30, 2005, Premier Finance Biloxi, Corp. funded consolidated capital expenditures of approximately $29.1 million to qualify for the tax-exempt status.  We expect to save up to $2.0 million in sales tax that we would have otherwise been required to pay in connection with purchasing materials to be used in the construction of the land-based portion of the Hard Rock Hotel & Casino Biloxi. Any such sales tax savings that we are able to realize will reduce the construction costs for the project and will increase our excess liquidity.

The sale and issuance of the industrial development revenue bonds to Premier Finance Biloxi Corp. and the subsequent loan by the MBFC of the proceeds thereof to us did not result in any additional net indebtedness for us. However, there can be no assurances that any purchases of materials made by or on behalf of us with the proceeds of industrial development revenue bonds will be exempt from Mississippi sales tax.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles that require our management to make estimates and assumptions that affect reported amounts and related disclosures. Critical accounting policies and estimates discussed in the Form 10-K for the period ended December 31, 2005, have not changed.

Seasonality

We have no operating history. We anticipate that activity at the Hard Rock Hotel & Casino Biloxi may be modestly seasonal, with stronger results expected during the second and third quarters due to the relatively higher levels of tourism to the Mississippi Gulf Coast during this time of the year. Results are expected to be lower during the fourth quarter. In addition, our operations may be impacted by adverse weather conditions and fluctuations in the tourism business. Accordingly, our results of operations may fluctuate from quarter to quarter and the results for any one quarter may not be indicative of results for future quarters.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The borrowings in connection with the offering of the Notes and the junior subordinated note from Rank America, Inc. are fixed-rate indebtedness. However, the $10 million Credit Facility and the $15 million vendor financing with IGT will fluctuate and any increase in the prime lending rate or LIBOR will have a negative impact on earnings.  Through June 30, 2005, we had not invested in derivative or foreign currency-based financial instruments.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 2IE of the Securities and Exchange Act of 1934, as amended. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company. From time to time, oral or written forward looking statements are also included in the Company’s other periodic reports on Forms l0-K, l0-Q and 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements include, among others: (1) the gaming industry is very competitive and increased competition from the legalization or expansion of gaming in Mississippi or Alabama and the development or expansion of Native American casinos in or near the Company’s markets could adversely affect the Company’s profitability, (2) general construction risks and other factors, some of which are beyond the Company’s control, could prevent the Company from completing its construction and development projects as planned, (3) changes in gaming laws or regulations, (4) changes in federal or state tax laws, (5) changes in the economy, and (6) the additional furniture, fixture, and equipment financing to complete the project. Additional factors that could cause actual performance of the Company to differ materially from that contemplated by such forward-looking statements are detailed in the Company’s Registration Statement on Form S-4 filed effective with the Securities Exchange Commission in July 2004.

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors that could affect the Company’s operating results and financial condition, review the Company’s other filings with the Securities and Exchange Commission.

Item 4.           Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and
15d-15(e) was carried out under the supervision and with the participation of our management, including our chief executive officer and our principal accounting and financial officers. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.           Changes in Articles of Incorporation or Bylaws

Effective January 24, 2005 our operating agreement was amended to establish 100 units of Class C common non-voting membership interest, a new Class of interests. On this same date, sixty-six and two-thirds (66 2/3) of the Class C common membership units were granted to Joseph Billhimer, our President and Chief Operating Officer.

Part II.          Other Information

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1*	Commitment Letter by and among Premier Entertainment Biloxi LLC and Hibernia National Bank and ORIX Financial Services dated April 19, 2005

10.2	Letter of Credit issued by The Peoples Bank on July 1, 2005

31.1	Chief Operating Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Operating Officer and Chief Financial Officer.

* Previously Filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER ENTERTAINMENT BILOXI LLC
(Registrant)

Date: August 2, 2005	/s/ Gregory J. Bosarge
Gregory J Bosarge
Vice President and Chief Financial Officer