Form 10-K
period 2005-12-31
PREMIER FINANCE BILOXI CORP; PREMIER ENTERTAINMENT BILOXI LLC
filed 2006-04-11
CIK 1286546, 1286382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number

333-114339

PREMIER ENTERTAINMENT BILOXI LLC

and

PREMIER FINANCE BILOXI CORP.

(Exact Name of Registrant as specified in Its Charter)

Delaware	20-0495680/20-0495563
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No)

777 Beach Boulevard

Biloxi, MS 39530

(Address, including zip code, or Principal Executive Offices)

(228) 374-7625

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐  NO ☒

The equity securities of Premier Entertainment Biloxi LLC are not publicly traded and are all owned by affiliates. The equity securities of Premier Finance Biloxi Corp. are not publicly traded and are all owned by Premier Entertainment Biloxi LLC. There is no established public trading market for these securities. On April 11, 2006, there were 1,000 shares of common stock of Premier Finance Biloxi Corp. outstanding and held by Premier Entertainment Biloxi LLC.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PREMIER ENTERTAINMENT BILOXI LLC

and

PREMIER FINANCE BILOXI CORP.

(A Development Stage Company)

Index

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits, Financial Statement Schedules

Signatures

PREMIER ENTERTAINMENT BILOXI LLC

and

PREMIER FINANCE BILOXI CORP.

(A DEVELOPMENT STAGE COMPANY)

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 2IE of the Securities and Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. Words such as, but not limited to, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “could”, “may”, “should” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expansion plans, cash needs, cash reserves, liquidity, operating and capital expenses, financing options, expense reductions, operating results and pending regulatory matters, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. From time to time, oral or written forward-looking statements are also included in our other periodic reports on Forms l0-K, l0-Q and 8-K, press releases and other materials released to the public.

Actual results may differ materially from those that might be anticipated from forward-looking statements. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others: (1) in the aftermath of destruction to the property and the Mississippi Gulf Coast region caused by Hurricane Katrina, our ability to recover sufficient insurance proceeds to rebuild the property or refinance the outstanding 10 ¾% First Mortgage Notes due 2012, to gain access to the insurance proceeds currently restricted by U.S. Bank National Association, as trustee and disbursement agent, and to recruit and retain employees, (2) the gaming industry is very competitive and a recent change in the gaming law that has allowed shore based gaming along the Mississippi Gulf Coast could allow for increased competition in the Gulf Coast gaming market, as would the legalization or expansion of gaming in Mississippi or Alabama and the development or expansion of Native American casinos in or near our markets, (3) general construction risks and other factors, some of which are beyond our control, could prevent us from completing our reconstruction project as planned, (4) other changes in gaming laws or regulations, (5) changes in federal or state tax laws, and (6) changes in the economy. Additional factors that could cause our actual performance to differ materially from that contemplated by such forward-looking statements are detailed in section 1A of this report entitled “Risk Factors.”

PART I

Item 1.            Business

Hard Rock Hotel & Casino Biloxi

We own the Hard Rock Hotel & Casino Biloxi, a full service gaming and entertainment resort, built on approximately 8.5 acres along the Mississippi Gulf Coast in Biloxi, Mississippi. Construction had been completed, and a Temporary Certificate of Occupancy had been received on August 26, 2005. On August 26, 2005, our Ruth’s Chris Steak House restaurant began serving meals and full scale casino and hotel operations were scheduled to commence August 31, 2005. On August 28, 2005 in anticipation of Hurricane Katrina, the Mississippi Gaming Commission ordered us to temporarily cease operations and the Harrison County Department of Civil Defense ordered mandatory evacuation of the area. On August 29, 2005, Hurricane Katrina destroyed the casino and damaged related facilities, the low-rise building, hotel tower and parking garage. Prior to the severe damage caused by Hurricane Katrina, the resort incorporated the highly successful “Hard Rock” concept and was designed with music-inspired gaming, entertainment and dining areas, displaying an extensive collection of rare museum-quality rock memorabilia.

We believe that all property damage sustained at the property is covered by our $181.5 million insurance policy. The $25.0 million primary layer of coverage and the $25.0 million second layer (first excess layer) have been settled for the full amount of coverage. 55% of the $131.5 million third layer (second excess layer) has been settled for $66.2 million. We are in negotiations with certain carriers in the remaining 45% of the third layer representing $59.2 million in coverage. We are in litigation with one of those carriers in the remaining third layer of coverage representing $13.8 million in coverage.

We received $25.6 million in insurance proceeds as of December 31, 2005 and received an additional $25.8 million through March 9, 2006 bringing the total insurance proceeds received to $51.4 million. These recoveries include $5.4 million received under certain deductible buy-down policies. Proceeds received have been deposited with the trustee and disbursement agent for our $160.0 million of 10 ¾% First Mortgage Notes due 2012 (“the Notes”).

We believe that we are adequately insured and that the ultimate monetary settlement of claims under our insurance policies may be sufficient to reconstruct the property similar to its condition immediately preceding Hurricane Katrina, cover interest and continuing expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent to Hurricane Katrina, assuming that we would not be required to refinance our Notes and that the trustee and disbursement agent allow access to the insurance proceeds received and the negotiations and litigation with the remaining insurance carriers are settled in a timely manner.

However, due to the continuing delays incurred as a result of the trustee and disbursement agent’s actions which have prevented access to the insurance proceeds together with the current pace of negotiations and litigation with the remaining insurance carriers in the third layer of coverage, the ultimate monetary settlement of claims under the insurance policies may not be sufficient to reconstruct the property similar to its condition immediately preceding Hurricane Katrina, cover interest and continuing expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent to Hurricane Katrina absent new financing. As such, we have been actively seeking new financing alternatives for the purpose of refinancing the Notes, reconstructing the property, funding interest and continuing expenses during the reconstruction period and settling outstanding payables.

In working with our construction experts, we have estimated the cost of debris removal and replacing the property and equipment destroyed by the hurricane to be approximately $120.0 million and would take approximately fifteen to seventeen months to fully reconstruct. Interest payments under the Notes during this reconstruction period are estimated to be approximately $21.5 million to $24.4 million and preopening expenses are estimated to be approximately $15.0 million to $17.0 million. We believe that the cost of repairing and equipping the property and readying it for interim hotel and casino operations to be approximately $67.0 million and would take approximately six to eight months to commence interim operations. Interest payments under the Notes during this reconstruction period are estimated to be approximately $8.6 million to $11.5 million and preopening expenses are estimated to be approximately $6.0 million to $8.0 million. Cash flows generated from interim casino operations would provide additional liquidity to cover interest and continuing expenses during the additional time necessary to reconstruct the permanent casino.

Management’s actions and plans to deal with the above circumstances include the following:

•      We have significantly reduced operating costs maintaining only those employees and incurring only those costs critical to the pursuit of insurance claims settlements and protection of the remaining property and related facilities from further deterioration.

•      We have continued to pursue the remediation process in an effort to mitigate further deterioration of the property to the extent of the limited funds released by the trustee and disbursement agent.

•      We have been actively engaged in the process of insurance settlement negotiations and have been pursuing new financing alternatives for the purpose of reconstructing the property and settling existing payables.

•      We have been evaluating various alternatives including operating an interim hotel and casino with 600 to 800 gaming positions inside the land based facility during reconstruction in light of the decision by the Mississippi State legislature allowing shore based gaming within eight hundred feet of mean tide.

There is no assurance that the insurance proceeds ultimately received will be sufficient to carry out our plans or that these plans can be accomplished.

On September 1, 2005 we began clearing the debris from the property and performed substantial remediation; however, remaining remediation, debris removal and reconstruction efforts were halted as U.S. Bank National Association, in its capacity as trustee and disbursement agent for our Notes, denied our disbursement request for payment of construction expenses incurred prior to Hurricane Katrina, as well as our request to access insurance proceeds received for the purpose of remediation, debris removal, and reconstruction. On February 22, 2006, the trustee and disbursement agent agreed to disburse limited insurance proceeds for the payment of certain costs and expenses related to protecting and maintaining the Hard Rock Hotel & Casino Biloxi and the pursuit of the collection of insurance claims arising from damages caused by Hurricane Katrina. Even with this limited release of insurance proceeds, we have been unsuccessful in our attempt to pay various parties, including vendors, the general contractor and subcontractors, for work performed in good faith prior to Hurricane Katrina to construct the Hard Rock Hotel & Casino Biloxi due to the trustee and disbursement agent’s denial of those disbursement requests.

In an effort to protect the Hard Rock Hotel & Casino Biloxi, to pursue our ongoing reconstruction efforts and to prevent liens from being filed against the property, we filed a Complaint for Injunctive Relief on October 27, 2005 against U.S. Bank National Association, in its capacity as trustee and disbursement agent for the Notes, in the United States District Court for the Southern District of Mississippi Southern Division in Gulfport, Mississippi. We asked the court to enforce the disbursement agreement and order the trustee and disbursement agent to disburse funds due under the disbursement requests. We have filed a summary judgment motion in this action. A hearing was held on November 8, 2005, at which time the judge suggested the parties meet to resolve their disagreement. The parties met; however, no solution was reached. On January 3, 2006, the trustee and disbursement agent filed a counterclaim in this matter alleging that funds disbursed to us prior to the hurricane for preopening expenses were used for other purposes. We deny these allegations and will vigorously defend all actions we took in this matter.

On December 16, 2005 we filed another Complaint against the trustee and disbursement agent, in the United States District Court for the Southern District of Mississippi Southern Division in Gulfport, Mississippi, seeking to have the Court determine that (1)  the trustee and disbursement agent has withheld to date, in violation of the indenture with respect to the Notes, insurance proceeds due us for the rebuilding, repair, replacement or construction of improvements to our property; (2) the trustee and disbursement agent has improperly withheld from us funds received from business interruption insurance; (3) the definition of “net loss proceeds” in the indenture does not include funds received from the business interruption insurance; and (4) the 365 day grace period to rebuild the property granted in Section 4.11  of the indenture tolls or extends certain default provisions contained in the indenture.

On March 3, 2006, we entered into a litigation deferral agreement dated March 1, 2006 with the trustee and disbursement agent that defers all litigation activity including discovery in the October 27, 2005 and December 16, 2005 lawsuits until April 15, 2006. The agreement also provides a 45-day extension of the deadlines relating to the two lawsuits.

Under the Notes’ indenture, in an Event of Loss such as Hurricane Katrina, we are required to make an Event of Loss Offer to the extent of certain net loss proceeds. What constitutes “net loss proceeds” is the subject of litigation that we filed against the trustee and disbursement agent. Under an Event of Loss Offer, we will offer to all holders of the Notes an opportunity to purchase the outstanding Notes from net loss proceeds. To the extent the noteholders choose not to tender their Notes under an Event of Loss Offer, then the net loss proceeds may be used by us for remediation, reconstruction and any other purpose not otherwise prohibited by the indenture.

Casino. Prior to its destruction by Hurricane Katrina, our innovative casino, with approximately 48,000 square-feet of gaming space, seamlessly connected to a land-based facility and featured a wide entrance, high ceilings and an expansive single level design. Modeled after the Hard Rock Hotel & Casino Las Vegas, our casino was marked by an elevated center bar that overlooked the gaming floor consisting of approximately 1,502 slot machines, 50 table games and six poker tables. We developed a fun and exciting gaming environment with music continuously playing in the background and featured Hard Rock themed gaming chips and playing surfaces. All of our slot machines incorporated the latest cashless technology and included the newest and most popular games, providing our customers with a convenient and appealing gaming experience. Table games included blackjack, craps, roulette and other popular games. We designed our food and beverage outlets to be located on the perimeter of the casino floor, including a Ruth’s Chris Steakhouse, a sports bar and a buffet, driving customer traffic through the gaming floor. Originally built on floating barges, we intend to rebuild the casino on concrete pile caps which will permanently connect it to land based buildings and provide for greater structural integrity.

Hotel. Our 200,000 square-foot boutique luxury hotel is a l2-story full-service hotel comprised of 318 rooms and luxury suites with a top-floor lounge. We decorated our guest rooms with sophisticated interior design elements in order to create a sense of luxury and comfort that distinguishes them from other Mississippi Gulf Coast hotel rooms. The rooms are stylishly furnished with modern furniture and include flat-screen televisions, desks equipped with convenient and accessible electrical outlets and dedicated high-speed internet connections. Standard bathrooms have an oversized countertop, makeup area, glass shower enclosure and a separate toilet compartment. Additionally, most of our rooms boast scenic views of the Mississippi Gulf Coast.

Hard Rock Hotel & Casino Biloxi also provided 24 single bedroom luxury suites with superior amenities and furnishings designed to accommodate high-end hotel guests. The suites all had extensive views of the Mississippi Gulf Coast.

The hotel tower is structurally sound; however, approximately half of the 318 hotel rooms were severely damaged due to the effects of Hurricane Katrina, including all of the 24 single bedroom luxury suites. That damage has been remediated and we intend to repair the rooms to their original condition.

Food and Beverage. The resort incorporated four food and beverage outlets, ranging from fine dining restaurants to an approximately 450-seat buffet featuring regional favorites. A Hard Rock Café, known for its worldwide appeal and festive environment, was located near the front entrance of our facility. A Ruth’s Chris Steakhouse, the legendary upscale steakhouse group founded in New Orleans over 40 years ago, was located near the entrance to the gaming facility. Ben & Jerry’s Homemade Ice Cream and Starbucks Coffee were located in the retail promenade area. We also featured a full complement of lounges and bars typical of a premium entertainment facility, including the elevated center bar in the casino, a pool bar and a top floor lounge, with scenic views from our twelve-story hotel tower. All of the food & beverage venues were completely destroyed with the exception of the 12th floor lounge as a result of Hurricane Katrina. We plan to rebuild and repair the venues to their original condition, and Ruth’s Chris and Hard Rock Café have already expressed their intentions to return.

Entertainment. The Hard Rock Live! venue was a 20,000 square-foot concert and multi-purpose facility that could accommodate more than 1,200 people in an intimate atmosphere. The Hard Rock Live! venue was heavily damaged as a result of Hurricane Katrina. We plan to rebuild and repair it to its original condition. We plan to regularly host a variety of signature acts ranging from rock legends to country-western singers and expect our brand name to add to our draw of premium acts. We are considering using the Hard Rock Live! venue as a possible location for an interim gaming operation during reconstruction in light of the decision from the Mississippi State legislature permitting shore based gaming within eight hundred feet of the mean tide. This will require approval of Hard Rock Licensing, Inc. and Rank America, Inc., the holder of the junior subordinated notes.

Beach Pool. The beach pool area featured a 5,200 square-foot “Hard Rock” pool containing a beach area with sand entry into the pool, separate spas and underwater rock music all set in a tropical theme. The energetic atmosphere was accompanied by a swim up pool bar and music. The pool area was heavily damaged as a result of Hurricane Katrina. We plan to rebuild and repair the beach pool area to its original condition.

Spa and Fitness Center. We intend to offer our guests a 7,800 square-foot first-class spa, salon and fitness complex offering high-end spa treatments and fitness equipment and skin and body treatment products, as well as clothing, accessories and athletic wear. The spa and fitness center was not substantially damaged by the effects of Hurricane Katrina.

Retail. The Hard Rock Hotel & Casino Biloxi contained 3,000 square-feet dedicated to retail space, including an internationally renowned Hard Rock retail store conveniently located by the main entrance. The Hard Rock retail store would have offered Hard Rock apparel and accessories, rock memorabilia, other popular souvenirs and sundry items. The retail space was heavily damaged as a result of Hurricane Katrina. We plan to rebuild and repair the retail space to its original condition.

Parking. Our parking garage, which has easy access to the hotel and casino, provides approximately 1,600 parking spaces for our guests and other visitors including convenient and quick valet parking for approximately 320 customers of the property. The parking garage is largely functional with approximately 300 spaces being damaged as a result of Hurricane Katrina. The garage is structurally sound and we plan to repair it to its original condition.

Competitive Position

The devastation caused by Hurricane Katrina has dramatically changed the competitive nature of the Gulf Coast gaming market. All twelve casinos in the Gulf Coast gaming market were severely damaged and shut down by the impact of Hurricane Katrina. Presently, only the Imperial Palace is fully operational with temporary casinos operating at the Isle of Capri and the Palace Casino. The MGM Mirage property, Beau Rivage, has announced that it will reopen in August 2006. Boomtown has announced plans to reopen in the fourth quarter of 2006. Casino Magic Bay St. Louis and Treasure Bay have announced plans to open temporary casinos by the fourth quarter of 2006. Grand Gulfport was sold by Harrah’s to the owners of the Copa Casino in Gulfport; however, no opening date has been announced. Harrah’s has announced plans to open an interim hotel and casino on the site of the Grand Casino Biloxi, in late summer 2006 and is expected to announce mid-year its plans for a major permanent facility. No announcements as to the future of Casino Magic Biloxi have been announced.

When reconstruction is completed, the Hard Rock Hotel & Casino Biloxi will still enjoy high visibility with its strategic location approximately 100 yards from the 1,740-room Beau Rivage Resort & Casino, the highest revenue-grossing property in the market prior to Hurricane Katrina. The Beau Rivage is expected to maintain a strong customer following in the Mississippi Gulf Coast market when it returns, an expectation on which we intend to capitalize. Additionally, we believe that our close proximity to the Beau Rivage will provide synergies and attract new gaming customers by creating a “cluster” that will enable customers to park once and visit both hotels and casinos. We anticipate that our competitive position will also be strengthened by the worldwide familiarity of the Hard Rock brand.

Environmental Matters

We will operate our business near and over the water on the Mississippi Gulf Coast. We are, and upon reconstruction of the Hard Rock Hotel & Casino Biloxi will be, subject to various federal, state and local laws, ordinances and regulations which (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as the handling and disposal of hazardous material or solid or hazardous wastes, and (2) may impose joint and several liability on current and former property owners or operators for the costs of investigation, removal and remediation of hazardous substances or wastes related to the environment without regard to fault. We currently have not identified any such issues associated with our property that could reasonably be expected to have an adverse effect on us or the results of our operations. However, it is possible that historical or neighboring activities have affected, or the proposed reconstruction and operation of the Hard Rock Hotel & Casino Biloxi will affect our property and, as a result, material obligations or liabilities under environmental laws could arise in the future which may have a material adverse effect on us or our operations.

We are committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of existing environmental concerns should any be identified in the future.

Business Strategy

Leveraging the “Hard Rock” brand name into a successful gaming and entertainment venue in the Mississippi Gulf Coast market is the cornerstone of our strategy. Conceived in 1971 through the founding of the first Hard Rock Café in London, the Hard Rock name has gained worldwide recognition and is synonymous with a unique brand of entertainment. While building its brand name and reputation for a distinctive entertainment experience, the Hard Rock brand has also attracted a large customer base. Through the employment of the Hard Rock strategy, we plan to distinguish the Hard Rock Hotel & Casino Biloxi from our competitors in the Mississippi Gulf Coast market. We also believe that the Hard Rock concept and music will appeal to a broad demographic group due to the music, memorabilia and entertainers that will be featured on the property. Key elements of our strategy include the following:

Leverage Hard Rock’s Brand Name and Theme to Create a Unique Entertainment Experience for Our Customers. Hard Rock is a contemporary, well-known, successful brand name that will provide the resort with tremendous visibility in the Mississippi Gulf Coast market. When fully rebuilt, our resort will provide a distinctive entertainment experience with a strong emphasis on music. In classic Hard Rock style, the resort will feature an extensive collection of rare museum-quality rock memorabilia; a Hard Rock-themed casino, a Hard Rock Café, a Hard Rock Retail Store, a Hard Rock Live! venue that will feature headliner entertainment, as well as a boutique luxury hotel, a large tropical-themed beach pool with cabanas and a top floor lounge. We plan to create a fun and vibrant gaming environment through the use of music-themed gaming chips and playing surfaces and believe our rare rock memorabilia and music will provide an exciting and memorable experience that will have an enduring appeal to our customers.

Create an Upscale Gaming Resort Cluster. When rebuilt, our resort will be strategically located approximately 100 yards from the Beau Rivage, forming a cluster that provides customers with the ability to park once and easily walk between the two gaming facilities. Market research indicates that gaming customers prefer to visit more than one casino during a gaming visit. Our convenient location next to the largest hotel and casino in the market will allow us to benefit from their large gaming customer base. We believe this cluster will provide tremendous synergies and opportunities by offering customers two unique gaming experiences, a significant number of hotel rooms and parking, as well as an extensive selection of entertainment, restaurant and retail amenities all within walking distance of each other.

Maximize Playing Time Through Targeted Strategy. According to the Casino Hotel Market Assessment prepared by The Innovation Group, the total adult population within 100 miles of our site was over 2.1 million in 2004. After Hurricane Katrina, approximately 39% of the adult population within 100 miles have been displaced and have relocated within the 50-100 mile ring. Because many of the residents still reside within the daytrip market, we believe it is likely that many will resume their gaming, albeit with less frequency than previously. On weekends and evenings, we will target a youthful demographic by leveraging the traditional Hard Rock theme through a broad array of entertainment offerings in an energetic gaming atmosphere. We plan to drive our weekday business through marketing programs targeted at the local population, in addition to bus programs and a customer-friendly competitive rewards program with benefits that extend play. Our management team has considerable experience in maximizing weekday business through the effective use of database management and the latest technology that is used for targeted marketing. By catering to a diverse demographic with an emphasis on slot play, we feel we can maximize our casino utilization.

Provide the Market with High Quality Customer Service. Throughout its history, Hard Rock businesses have built a reputation for providing superior levels of customer service. We have modeled our casino, hotel and other amenities to uphold the Hard Rock standard of excellence and provide customers with a superior level of service. We also seek to employ an energetic and friendly staff. Our employees will be required to participate in the successful Hard Rock “rock and roll” training camp that is designed to instill the value of superior customer service. All of our training programs are designed to encourage our employees to exceed our customers’ expectations and management personally responds to customer feedback. In addition, 100% of our slots will be on a cashless system, which will significantly reduce customer wait time for jackpot fills and payouts. We also believe that, once rebuilt, our boutique hotel will allow us to provide exceptional personal service.

Capitalize on Our President’s Local Experience. Our President and Chief Operating Officer, Joseph Billhimer, has over 22 years of gaming employment experience, including 14 years in the Mississippi Gulf Coast market as the manager of Grand Casino Gulfport and Casino Magic Bay St. Louis. Additionally, Mr. Billhimer has considerable experience in the opening and ramping up of properties, including opening the Casino Magic Bay St. Louis property and assisting in the opening of the Casino Magic Biloxi property. We believe Mr. Billhimer’s extensive knowledge of the Mississippi Gulf Coast market and its customer base, as well as his successful start-up and operational experience at local casinos, will provide the Hard Rock Hotel & Casino Biloxi with a competitive advantage.

Design, Development and Construction

Architect and Designer. Paul Steelman Ltd. of Las Vegas, Nevada, an international architecture firm with significant experience in creating architectural designs for the entertainment, hotel and gaming markets was the architect and designer of the Hard Rock Hotel & Casino Biloxi. Paul Steelman Ltd. has designed major gaming projects for such companies as MGM Mirage, Harrah’s Entertainment Corporation, Park Place Entertainment Corporation, Hard Rock Hotel, Inc., Hyatt Corporation and Stratosphere Gaming Corporation.

General Contractor. Roy Anderson Corp. of Gulfport, Mississippi constructed the Hard Rock Hotel & Casino Biloxi and performed certain remediation and debris removal work in the aftermath of the storm. Roy Anderson Corp. specializes in large-scale construction projects. Roy Anderson Corp. has constructed nine casinos in the Mississippi Gulf Coast region, including Boomtown Casino, Casino Magic, Grand Casino, Treasure Bay Casino, and Palace Casino, all located in Biloxi, as well as Casino Magic Resort located in Bay St. Louis and Grand Casino in Gulfport. Mr. Anderson III, the President and Chief Executive Officer of Roy Anderson Corp., is also a member of GAR, LLC and a member of our Board of Managers. See “Related Party Transactions” in the notes to the consolidated financial statements and “Certain Relationships and Related Transactions” elsewhere in this report.

Construction Budget and Schedule

On January 23, 2004, we issued $160.0 million aggregate principal amount of Notes in a private placement offering. Concurrent with the issuance of the Notes, we borrowed $10.0 million in the form of a junior subordinated note due August 1, 2012 from Rank America, Inc., an affiliate of The Rank Group Plc, which owns Hard Rock Hotel Licensing, Inc. In exchange for 100 Class B common and 100 Class A preferred membership units, AA Capital (consisting of AA Capital Equity Fund L.P. and AA Capital Biloxi Co-Investment Fund L.P.) made a cash contribution to members’ equity of $52.8 million. The $52.8 million consists of a cash contribution of $15.2 million and the cancellation of its outstanding term loan note from us which converted to equity the unpaid principal outstanding under the loan and security agreement of $34.8 million plus accrued interest of $2.8 million. The net proceeds from the offering of the Notes, along with the junior subordinated note and the cash contribution were deposited with U.S. Bank National Association, as disbursement agent, on our behalf. The disbursement agent subsequently transferred the amounts into the accounts established pursuant to Section 2.2 of the Cash Collateral and Disbursement Agreement, or the disbursement agreement.

In January 2005, we entered into a Commercial Sales and Security Agreement with International Game Technology for the financing of certain gaming devices and gaming systems in the amount of $12.9 million due February 5, 2008. In April 2005, we entered into a Commitment Letter for a $10.0 million Senior Secured Reducing Line of Credit Facility with Hibernia National Bank and ORIX Financial Services, Inc. The credit facility is secured by a security interest in certain collateral purchased by us. As of December 31, 2005, $1.3 million had been drawn against this facility, which matures on December 31, 2010.

The budget for the Hard Rock Hotel & Casino Biloxi was originally $235.0 million. We entered into an $82.0 million guaranteed maximum price contract, or GMP, with Roy Anderson Corp., the general contractor for the project, for the “hard” costs associated with the construction of the resort. Modifications to the plans and specifications for the project, and any costs associated therewith, required our approval and may not have been covered by the GMP. In November 2004 and March 2005, we executed change orders with Roy Anderson Corp. increasing the GMP to a total of $89.8 million. See “Related Party Transactions” in the notes to the consolidated financial statements and “Certain Relationships and Related Transactions” elsewhere in this report. The contractor provided us with a payment and performance bond covering 100% of the cost of the work. Construction of the Hard Rock Hotel & Casino Biloxi began in January 2004 and was completed in August 2005.

Our disbursement agreement established conditions for, and sequencing of, funding of construction costs and procedures for approving construction change orders and amendments to the construction budget and schedule. In addition, Professional Associates Construction Services, Inc. served as independent construction consultant on behalf of the holders of the Notes. The terms of the disbursement agreement generally provided that funds were to be disbursed to pay construction costs only if we and the independent construction consultant certified that there were sufficient available funds in the construction disbursement account to complete the Hard Rock Hotel & Casino Biloxi in accordance with our budget. We presented eighteen disbursement requests dating back to February 2004 that were funded by the trustee and disbursement agent. The nineteenth disbursement request, dated August 26, 2005, which was intended to close out the GMP, was submitted in mid October 2005 to the trustee and disbursement agent in compliance with the disbursement agreement and in similar form to the other eighteen disbursement requests along with the appropriate certifications from the general contractor, the architect and the independent construction consultant. That request was denied by the trustee and disbursement agent on October 19, 2005 due in part, we believe, to a position taken by an ad hoc committee of noteholders. We do not understand the basis for this denial. Consequently, due to the unilateral actions of U.S. Bank as trustee and disbursement agent, we have been unsuccessful in our attempt to pay various parties, including vendors, the general contractor and subcontractors, for work performed prior to Hurricane Katrina to construct the Hard Rock Hotel & Casino Biloxi. In order to protect the Hard Rock Hotel & Casino Biloxi, our ongoing reconstruction efforts and to prevent liens from being filed against the property, we filed a Complaint for Injunctive Relief on October 27, 2005 against the trustee and disbursement agent in the United States District Court for the Southern District of Mississippi Southern Division in Gulfport, Mississippi. See Item 3 “Legal Proceedings.”

Mississippi law provides that certain expenditures for materials made in connection with certain economic development projects in the State of Mississippi, including the land-based portion of the Hard Rock Hotel & Casino Biloxi (which includes the hotel tower, the parking garage, the low-rise pavilion and the pool area), are exempt from Mississippi’s sales tax if such expenditures are paid for with proceeds of approved industrial development revenue bonds issued by the Mississippi Business Finance Corporation. At December 31, 2005, Premier Finance Biloxi, Corp. had funded consolidated capital expenditures of approximately $35.2 million to qualify for the tax-exempt status.

We saved approximately $1.7 million in sales tax that we would have otherwise been required to pay in connection with purchasing materials that were used in the construction of the land-based portion of the Hard Rock Hotel & Casino Biloxi. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.”

Insurance

As of August 15, 2005, we had a comprehensive blanket policy providing up to $181.5 million in coverage for real and personal property, including business interruption coverage. This insurance is comprised of a $25.0 million primary layer underwritten by Industrial Risk Insurers, a second $25.0 million excess layer underwritten by several insurance carriers and a third excess layer comprised of $131.5 million underwritten by several insurance carriers. The syndicated coverage is spread between 12 different insurance carriers, each with an A.M. Best Rating of A (Excellent) or better.

We believe all damages sustained as a result of Hurricane Katrina are covered under a “Weather Catastrophe Occurrence” (“WCO”) as defined in the primary coverage policy. We believe that we are adequately insured and that the ultimate monetary settlement of claims under our insurance policies may be sufficient to reconstruct the property similar to its condition immediately preceding Hurricane Katrina, cover interest and continuing expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent Hurricane Katrina, assuming that we would not be required to refinance our Notes and that the trustee and disbursement agent allow access to the insurance proceeds received and the negotiations and litigation with the remaining insurance carriers are settled in a timely manner.

However, due to the continuing delays incurred as a result of the trustee and disbursement agent’s actions which have prevented access to the insurance proceeds together with the current pace of negotiations and litigation with the remaining insurance carriers in the third layer of coverage, the ultimate monetary settlement of claims under the insurance policies may not be sufficient to reconstruct the property similar to its condition immediately preceding Hurricane Katrina, cover interest and continuing expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent to Hurricane Katrina absent new financing. As such, we have been actively seeking new financing alternatives for the purpose of refinancing the Notes, reconstructing the property, funding interest and continuing expenses during the reconstruction period and settling outstanding payables.

The $25.0 million primary layer of coverage and the $25.0 million second layer have been settled for the full amount of coverage. We have received $25.6 million in insurance proceeds as of December 31, 2005 and an additional $25.8 million through March 9, 2006 bringing the total insurance proceeds received to $51.4 million. These recoveries include $5.4 million received under certain deductible buy-down policies. Proceeds received have been deposited with the trustee and disbursement agent.

In the third layer of coverage, we have reached a settlement with all carriers making up 55%, or $72.3 million, of the third layer for $66.2 million. We continue to negotiate with five carriers that make up the remaining 45% or $59.2 million of coverage in the third layer. We have received offers from four of those five carriers for 50% of policy limits, or $22.7 million. We do not agree that these offers are acceptable as we believe these carriers are liable for the full amount of their coverage under a WCO. Our negotiations with these carriers are ongoing.

We have received an offer of 36.5%, or $5.0 million from the fifth carrier, James River Insurance Company, (“James River”). We do not agree that this offer is acceptable as we believe this carrier is liable for the full amount of their coverage under a WCO. We have initiated a lawsuit against James River as described below.

On January 10, 2006, we filed complaints in the United States District court for the Southern District of Mississippi, Southern Division against SRI and James River, two of the insurers that provided property insurance coverage. We, via the complaints, seek declaratory judgments against the respective insurers that their insurance policies provide coverage for the water damage to the hotel-casino property resulting from Hurricane Katrina. We are seeking compensatory and punitive damages as well as attorney’s fees from the insurers. SRI’s policy covers a $4.0 million part of the first excess layer of coverage ($25.0 million in excess of the $25.0 million primary layer) and a $21.0 million part of the second excess layer of coverage ($131.5 million in excess of $50.0 million). The complaint against SRI alleges that the water damage caused to the hotel-casino property as a result of Hurricane Katrina is covered under the SRI policy because such water damage was a part of a Weather Catastrophe Occurrence, as defined under the terms of the coverage, and that the water damage is also covered under the terms of the flood endorsement to the SRI policy. Prior to filing our complaint against SRI, we were advised by letter from SRI’s counsel that SRI believes that its policy does not cover water damage to the hotel-casino property, but that the policy does cover the wind damage caused by Hurricane Katrina.

The policy issued by James River covers $13.8 million of the second excess layer of coverage. The complaint against James River alleges that water damage caused to the hotel-casino property by Hurricane Katrina is covered under the James River policy because such water damage was part of a Weather Catastrophe Occurrence. Prior to filing our complaint against James River, we were advised by letter from counsel to James River that all flood coverage is excluded from the James River policy, including water damage that is part of a Weather Catastrophe Occurrence, by reason of the flood exclusion in the policy. Counsel acknowledged in that letter, however, that the wind damage is covered by the policy.

We are currently under a “standstill” agreement with SRI and intend to dismiss the litigation as SRI was part of the settlements described above. We filed an amended complaint against James River alleging, in addition to initial allegations, that the carrier’s flood exclusion language, in any event, does not exclude flood damage to the casino because the casino floated on water. The applicable definition of flood in their policy describes an inundation of normally dry land. James River has moved to dismiss both the complaint and amended complaint. We believe the motion to be without merit and have filed appropriate responsive pleadings.

Marketing

Our marketing strategy consists of positioning the Hard Rock Hotel & Casino Biloxi as a full service gaming, boutique hotel and entertainment resort catering to the Mississippi Gulf Coast marketplace and the southern region of the United States. Initially, we plan to market heavily to our primary and secondary markets. Our primary market consists of the area within 100 miles of our casino, which includes the nearby cities of Mobile, Alabama and New Orleans, Louisiana, where 16 casinos existed prior to Hurricane Katrina. According to The Innovation Group, in 2004 there were approximately 2.1 million adults living within a 100-mile radius of our site. The average household income within our primary market exceeded $50,000 in 2004. Our secondary market consists of the area within 200 miles of our casino, which includes the cities of: Baton Rouge, Louisiana; Pensacola, Florida and Jackson, Mississippi. In 2004, there were an additional 2.5 million adults living between 101 and 200 miles of our site. We will place a strong emphasis on the local market to drive mid-week business and attempt to capitalize on our geographic location and our cluster formed with the Beau Rivage. As we establish a regular customer base and increase our database, we plan to extend our reach and market the Hard Rock Hotel & Casino Biloxi as a full-service destination resort. Prior to the reopening of the Hard Rock Hotel & Casino Biloxi, we plan to create market awareness through advertising across a number of mediums including television, radio, print, internet, direct mail, area visitor guides and billboards.

We believe that the Hard Rock concept and unique brand of entertainment appeals to a broad range of customers. In order to attract the broadest customer base possible, we will implement marketing programs tailored to each customer demographic. For example, in order to attract a more mature local audience and maximize our capacity during mid-week and other “soft” periods, we will implement marketing promotions which cater to slot players. Such promotions may include chances to win automobiles, cash drawings, and use of promotional credits. Our management’s knowledge of the local gaming market will assist us in identifying and implementing effective mass promotions. Additionally, we plan to enter into exclusive and multi-casino agreements with bus and tour companies to facilitate travel to the resort. In order to attract a more youthful demographic, we plan to aggressively promote the entertainment aspect of our resort.

We believe effective use of database marketing is a critical component of our marketing strategy. Through an aggressive player development program, we plan to target specific customers and incentivize them according to their preferences utilizing IGT Advantage Gaming System Patron Management. Our customer loyalty program will use the information about the gaming, hotel, food and beverage and retail spending habits of our customers obtained during their visits to the Hard Rock Hotel & Casino Biloxi. Properly identifying the type of customer will allow us to reward patrons according to their specific taste and habits. Such rewards will include discounted and/or complimentary food and beverage items and hotel rooms, preferred parties, concerts, invitation only events and golf tournaments. By maintaining a thorough customer database we will attempt to capture our customers’ total worth in both gaming and non-gaming revenues and further induce them to make repeat visits to our resort.

Seasonality

We do not have an operating history. We anticipate that activity at the Hard Rock Hotel & Casino Biloxi may be modestly seasonal, with stronger results expected during the second and third quarters due in part to the relatively higher levels of tourism in the Mississippi Gulf Coast market during this time of the year and weaker results in the fourth quarter. In addition, operations may be impacted by adverse weather conditions and fluctuations in the tourism business generally. Accordingly, results of operations may fluctuate from quarter to quarter and the results for any one quarter may not be indicative of results for future quarters.

Employees

Upon initial opening of the Hard Rock Hotel & Casino Biloxi, we employed approximately 1,350 employees. We had assembled a strong team of gaming industry experts, well-versed in all aspects of casino development, construction and management, most of who were involved with the opening of several of the casinos on the Mississippi Gulf Coast and in other regional markets. As of December 31, 2005, we had approximately 55 employees and currently have 14 employees all of whom are engaged in the efforts to rebuild and repair the property to its original condition and to pursue insurance claim recoveries.

Item 1A. Risk Factors

We are in negotiations with several of our insurance carriers and in litigation with one of our insurance carriers over issues relating to coverage. The timing of settlement and/or recovery with these carriers may extend for an indefinite period of time and the amount of settlement and/or recovery may not be sufficient to cover existing indebtedness.

We have settled the $25.0 million primary layer of coverage and the $25.0 million second layer for the full amount of coverage. 55% of the $131.5 million third layer has been settled for $66.2 million. We are in negotiations with certain carriers in the remaining 45% of the third layer. We are in litigation with one carrier in the remaining third layer of coverage.

On January 10, 2006, we filed complaints in the United States District court for the Southern District of Mississippi, Southern Division against SRI and James River, two of the insurers that provided property insurance coverage. We, via the complaints, seek declaratory judgments against the respective insurers that their insurance policies provide coverage for the water damage to the hotel-casino property resulting from Hurricane Katrina. We are seeking compensatory and punitive damages as well as attorney’s fees from the insurers. SRI’s policy covers a $4.0 million part of the first excess layer of coverage ($25.0 million in excess of the $25.0 million primary layer) and a $21.0 million part of the second excess layer of coverage ($131.5 million in excess of $50.0 million). The complaint against SRI alleges that the water damage caused to the hotel-casino property as a result of Hurricane Katrina is covered under the SRI policy because such water damage was a part of a Weather Catastrophe Occurrence, as defined under the terms of the coverage, and that the water damage is also covered under the terms of the flood endorsement to the SRI policy. Prior to filing our complaint against SRI, we were advised by letter from SRI’s counsel that SRI believes that its policy does not cover water damage to the hotel-casino property, but that the policy does cover the wind damage caused by Hurricane Katrina.

The policy issued by James River covers $13.8 million of the second excess layer of coverage. The complaint against James River alleges that water damage caused to the hotel-casino property by Hurricane Katrina is covered under the James River policy because such water damage was part of a Weather Catastrophe Occurrence. Prior to filing our complaint against James River, we were advised by letter from counsel to James River that all flood coverage is excluded from the James River policy, including water damage that is part of a Weather Catastrophe Occurrence, by reason of the flood exclusion in the policy. Counsel acknowledged in that letter, however, that the wind damage is covered by the policy.

We are currently under a “standstill” agreement with SRI and intend to dismiss the litigation as a settlement has been reached. We filed an amended complaint against James River alleging, in addition to initial allegations, that the carrier’s flood exclusion language, in any event, does not exclude flood damage to the casino because the casino floated on water. The applicable definition of flood in their policy describes an inundation of normally dry land. James River has moved to dismiss both the complaint and amended complaint. We believe the motion to be without merit and have filed appropriate responsive pleadings.

The outcome of these negotiations and litigation activities may result in settlements and/or recoveries insufficient to cover existing indebtedness.

The actions of U.S. Bank National Association, as trustee and disbursement agent, which have prevented access to business interruption insurance proceeds and property loss proceeds received have prevented us from pursuing reconstruction efforts, and from paying vendors, suppliers, contractors and subcontractors for work performed prior to Hurricane Katrina.

Except for the funding for remediation approved by the trustee and disbursement agent on October 21, 2005 for $1.2 million and the funding for remediation, maintenance and prosecution of insurance claims approved by the trustee and disbursement agent on February 22, 2006 for $0.4 million and March 29, 2006 for $0.3 million together with a commitment for some $1.3 million to pay for contracted work necessary for remediation, each of the requests for funding from the trustee and disbursement agent to pay for pre-Katrina construction costs, post-Katrina remediation and debris removal costs has been rejected by the trustee and disbursement agent.

These actions by the trustee and disbursement agent have prevented us from paying various parties, including vendors, the general contractor and subcontractors for work performed and goods and services provided prior to Hurricane Katrina. Our inability to pay these obligations has resulted in liens being placed against the property. Furthermore, reconstruction efforts may be hindered as a result of the bad will that the nonpayment may create. Critical suppliers, vendors, contractors and subcontractors may either increase prices significantly or choose not to do business with us when we repair and reconstruct the property.

U.S. Bank National Association, as trustee and disbursement agent, informed us on January 6, 2006, that an Event of Default has occurred under the Notes. We disagree that such default has occurred and filed a complaint in the United States District Court for the Southern District of Mississippi. If it is determined that we are under an Event of Default, the trustee and disbursement agent or the holders of at least 25% in principal amount of the outstanding Notes may declare all the Notes to be due and payable immediately. However, the holders of a majority in aggregate principal amount of the then outstanding Notes may rescind such acceleration.

U.S. Bank notified us that they believe an Event of Default has occurred under Section 6.01(o) of the Indenture due to the failure of the Hard Rock Hotel & Casino Biloxi to be Operating by the Operating Deadline (December 31, 2005 as defined in the indenture). On December 16, 2005, we filed a complaint for declaratory relief against U.S. Bank National Association, as trustee and disbursement agent, in the United States District Court for the Southern District of Mississippi, Southern Division. As part of this complaint, we requested the United States District Court to determine that the 365 day grace period to rebuild the property granted in Section 4.11 of the indenture tolls or extends the event of default provisions under Section 6.01(o). The matter has been set for a trial in October 2006. See Item 3 “Legal Proceedings.”

U.S. Bank also notified us that an additional Event of Default may have also occurred within the meaning of Section 6.01 (c) of the indenture by reason of our alleged non-compliance with Section 4.11(b). Section 4.11(b) requires that within ten (10) days following the date that the aggregate amount of Excess Loss Proceeds exceeds $5.0 million, we must make an Event of Loss Offer to all holders of the Notes to purchase the maximum principal amount of Notes that may be purchased out of the Excess Loss Proceeds. We disagree with the trustee and disbursement agent’s interpretation of the indenture. On December 16, 2005, we commenced an action against the trustee and disbursement agent for declaratory relief seeking, among other remedies, a determination from the courts of what does and does not constitute net loss proceeds which then determines what does and does not constitute excess loss proceeds. If it is determined that we are in default, the Notes could immediately become due and payable. We do not currently have sufficient proceeds to pay the Notes.

If it is determined that we are in default under the Notes, we would then also be in default under the Rank note. The Rank note could then immediately become due and payable as well. We do not currently have sufficient proceeds available to us to pay the Rank note.

We have a substantial amount of indebtedness, which could adversely affect our financial condition and prevent us from servicing our obligations under the Notes.

We have a significant amount of indebtedness. In addition to the outstanding Notes we originally issued in a private placement offering, we borrowed $10.0 million from Rank America, Inc., an affiliate of The Rank Group Plc, in the form of a junior subordinated note. We also borrowed approximately $14.1 million to finance the purchase and installation of furniture, fixtures and equipment prior to opening the project. In addition, the indenture governing the Notes permits us to incur additional debt. If new debt were to be incurred in the future, the related risks could increase. Our substantial indebtedness could have important consequences to our noteholders and significant effects on our business and future operations. For example, it could:

•      make it more difficult for us to satisfy our obligations with respect to the Notes;

•      require us to dedicate a substantial portion of our cash flow from operations to repay our outstanding indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects and other general operating requirements;

•      limit our ability to react to changing business and economic conditions and withstand competitive pressures;

•      detract from our ability to successfully withstand general adverse economic and industry conditions or a downturn in our business;

•      result in an event of default if we fail to comply with the financial and other restrictive covenants contained in the indenture governing the Notes or such other indebtedness;

•      limit our ability to obtain financing to fund future working capital, capital expenditures and other general business activities; and

•      place us at a competitive disadvantage compared to our competitors that have less debt.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness obligations.

We could encounter problems during reconstruction that could substantially increase the construction costs or delay the opening of the Hard Rock Hotel & Casino Biloxi.

Reconstruction projects like the Hard Rock Hotel & Casino Biloxi are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

•      shortages of materials and skilled labor;

•      adverse weather which damages the project or causes delays;

•      delays in obtaining or inability to obtain necessary permits, licenses and approvals;

•      changes in statutes, regulations, policies and agency interpretations of laws applicable to gaming projects; changes to the plans or specifications;

•      engineering problems;

•      labor disputes and work stoppages;

•      environmental issues;

•      fire, flooding and other natural disasters; and

•      geological, construction, excavation, regulatory and equipment problems.

Many of these risks are likely to be exacerbated by the impact of Hurricane Katrina on the local market.

In working with our construction experts, we have estimated the cost of debris removal and replacing the property and equipment destroyed by the hurricane to be approximately $120.0 million and would take approximately fifteen to seventeen months to fully reconstruct. Interest payments under the Notes during this reconstruction period are estimated to be approximately $21.5 million to $24.4 million and preopening expenses are estimated to be approximately $15.0 million to $17.0 million. We believe that the cost of repairing and equipping the property and readying it for interim hotel and casino operations to be approximately $67.0 million and would take approximately six to eight months to commence interim operations. Interest payments under the Notes during this reconstruction period are estimated to be approximately $8.6 million to $11.5 million and preopening expenses are estimated to be approximately $6.0 million to $8.0 million. Cash flows generated from interim casino operations would provide additional liquidity to cover interest and continuing expenses during the additional time necessary to reconstruct the permanent casino. Once we start the rebuilding process, our assessment could increase based on actual information received from the contractor and/or equipment suppliers.

We will face significant competition from hotels and casinos located in our market and elsewhere and other forms of gaming and entertainment.

Our primary competition will be other gaming facilities located in the Mississippi Gulf Coast market, including nine in Biloxi, two in Gulfport and one in Bay St. Louis, prior to Hurricane Katrina. In addition, construction had begun for a new casino in Hancock County. The Mississippi Gulf Coast gaming market was the fourth largest market in the United States in terms of gaming revenue in 2004. The market generated $1,230 million in gaming revenue in 2004.

In the aftermath of Hurricane Katrina, the Mississippi Gulf Coast gaming market is in a rebuilding and redevelopment stage. Currently, only three casinos that operated in the market prior to the hurricane have reopened. The Imperial Palace is fully operational, and the Isle of Capri and the Palace are operating with temporary casinos within their shore based hotel properties. MGM Mirage’s Beau Rivage has announced plans to reopen in August 2006. Boomtown has announced plans to reopen in the fourth quarter of 2006. Casino Magic in Bay St. Louis and Treasure Bay have announced plans to open temporary casinos by the fourth quarter 2006. Grand Gulfport was sold by Harrah’s to the owners of the Copa Casino in Gulfport; however no opening date has been announced. Harrah’s has announced plans to open an interim hotel and casino on the site of the Grand Casino Biloxi in late summer 2006 and is expected to announce mid-year its plans for a major permanent facility. No announcements as to the future of Casino Magic Biloxi have been announced.

The Hard Rock Hotel & Casino Biloxi is located in the Biloxi region, which we believe has been and will again be the driving force behind growth in the Mississippi Gulf Coast market. Specifically, the significant growth in 1999 is largely attributed to the addition of the Beau Rivage in March 1999, the last new casino to enter the market, which added 1,740 rooms and 2,506 gaming positions.

The Mississippi Gulf Coast gaming market commenced in August 1992 when three casinos began operating in Biloxi. For the period from 1992 through 1998, the market prospered and experienced steady increases growing total gaming revenues to $814.0 million by the end of the period. The opening of the Beau Rivage contributed to an increase in revenues in the Mississippi Gulf Coast market with total gaming revenues increasing by $296.0 million from $814.0 million in 1998 to $1,110.0 million in 2000. Moreover, average win per position in the Biloxi market increased from $120 in 1998 to $146 in 2000, as market demand easily absorbed the large increase in gaming positions. Since the addition of the Beau Rivage, the market has seen steady gradual increases as total gaming revenues grew from $1,110.0 million in 2000 to $1,230.0 million in 2004, or approximately 11%. Average win per position continued to increase through 2001 and then remained constant in 2004 at approximately $154 per day. Average win per slot position in the Biloxi market post hurricane has been approximately $465 through February 2006.

Our primary market consists of the area within 100 miles of our casino, which includes the nearby cities of Mobile, Alabama and New Orleans, Louisiana, where 16 casinos existed prior to Hurricane Katrina. According to The Innovation Group, in 2004 there were approximately 2.1 million adults living within a 100-mile radius of our site. The average household income within our primary market exceeded $50,000. Our secondary market consists of the area within 200 miles of our casino, which includes the cities of: Baton Rouge, Louisiana; Pensacola, Florida and Jackson, Mississippi. In 2001, there were an additional 2.5 million adults living between 101 and 200 miles of our site. We also expect to draw customers from other cities including: Atlanta, Georgia; Houston, Texas; Birmingham, Alabama and Tallahassee, Florida. The Mississippi Gulf Coast market has direct non-stop flights from such cities as Houston and Dallas-Fort Worth, Atlanta, Memphis, Tampa-St. Petersburg, Ft. Lauderdale and Sanford/Orlando. The Gulfport-Biloxi International Airport is currently undergoing an extensive expansion project and will double its terminal capacity to accommodate approximately 1.6 million commercial passengers annually from its current capacity of 0.8 million. We expect our unique niche and advantageous location will enable us to benefit from this potential increased traffic.

Many of our competitors with established gaming operations prior to Hurricane Katrina may have greater financial resources than we have. In addition, eight of the facilities in the market, prior to the hurricane, are owned by public companies. Those companies are able to capitalize on their other properties, customer loyalty programs, corporate marketing budgets, access to capital and reputation to drive customers to their location. In addition, they are better positioned to begin redevelopment and reconstruction efforts prior to receiving insurance proceeds. Penn National Gaming, Inc. owns two facilities in the market, which allows for consolidation of certain administrative functions and the ability to cross-market casino customers between properties. In addition, the Mississippi Gaming Commission does not limit the number of casino licenses it will grant. Therefore, we may encounter future competition from projects which may negatively impact our business.

Furthermore, the State of Mississippi recently authorized shore-based gaming, which could harm our business. Although the newly authorized shore-based gaming has only just begun to develop, and its potential impact of the Mississippi Gulf Coast Market is uncertain, we anticipate that it could have a profound impact by increasing the number of competitors able to do business.

We are considering using the Hard Rock Live! venue as a possible location for an interim gaming operation during reconstruction in light of the decision by the Mississippi State legislature permitting shore based gaming within eight hundred feet of the mean tide. The plans for the interim hotel and casino operation include 600 to 800 gaming positions, 318 hotel rooms, a Hard Rock Café, a Ruth’s Chris Steakhouse, the beach pool area and the spa and fitness center.

Depending upon the condition of the Gulf Coast gaming market at the time we would commence interim gaming operations, we may be at a disadvantage with limited gaming positions and amenities as compared to our competitors that may have full-scale operations.

We also plan to compete with casinos located in New Orleans, Lake Charles, Bossier City and Shreveport, Louisiana; Tunica and Philadelphia, Mississippi and other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on- and off-track wagering, card parlors, racinos, internet gaming and other forms of gaming in the United States, as well as with gaming on cruise ships and international gaming operations. In addition, certain states have recently legalized or are considering legalizing casino gaming.

If we are not able to compete successfully, we will not be able to generate sufficient revenues and cash flow to make payments on our indebtedness.

The gaming industry in our market is highly competitive.

Prior to Hurricane Katrina, there were 16 casinos located within 100 miles of the Hard Rock Hotel & Casino Biloxi. In the aftermath of the hurricane, the Mississippi Legislature passed a law allowing for shore based gaming within eight hundred feet of the mean tide. This change in law has created a significant increase in the availability of potential gaming sites along the Mississippi Gulf Coast which could result in the development of substantially more casinos competing against Hard Rock. As a result, we may not be able to draw customers to our casino. Our inability to draw customers from currently existing casinos or to draw new customers to this market would negatively impact our operations and our ability to repay our indebtedness.

We will potentially face competition from other Hard Rock enterprises.

We have the exclusive right to use the “Hard Rock” trademark for one hotel, casino, and Hard Rock Live! venue in the Mississippi Gulf Coast market. However, the “Hard Rock” name may be used in our market by other parties for any other type of facility other than a Hard Rock Café, Hard Rock Live! venue, Hard Rock Hotel and Casino. In addition, the “Hard Rock” name can be used by any hotel, casino, restaurant or other facility outside of our market, including nearby areas that permit gaming. Currently, the “Hard Rock” name is licensed for the Hard Rock Hotel Universal Studios Orlando, the Hard Rock Hotel & Casino in Tampa, Florida, the Hard Rock Hotel & Casino in Hollywood, Florida, the Hard Rock Hotel in Chicago, Illinois, the Hard Rock Condo Hotel in San Diego, California and the Hard Rock Hotel & Casino in Las Vegas. These and other “Hard Rock” branded casinos, hotels, restaurants or other establishments in our market or elsewhere could compete with us for customers.

We have no operating history or history of earnings and do not have any experience developing or operating a gaming facility.

We have no operating history or history of earnings. Following reconstruction, the Hard Rock Hotel & Casino Biloxi will be a new business and, accordingly, will be subject to all of the risks inherent in the establishment of a new business enterprise. Although members of our management team have experience in the gaming industry, neither we nor any of our equity holders has any experience designing, developing, constructing, marketing, equipping, opening or operating a gaming facility. No assurance can be given that we will be able to attract a sufficient number of guests, gaming customers and other visitors to the Hard Rock Hotel & Casino Biloxi in order to make our operations profitable and thus enable us to make the payments required on our indebtedness.

The Hard Rock Hotel & Casino Biloxi’s operations will be subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments like the gaming industry in Biloxi, Mississippi, many of which are beyond our control. Because we have no operating history, it may be more difficult for us to prepare for and respond to these types of risks and the risks described elsewhere in this document than for a company with an established business and operating cash flow. If we are unable to manage these risks successfully, it could negatively impact our operations.

The operation of the Hard Rock Hotel & Casino Biloxi is contingent upon governmental approval. A revocation, suspension, limit or condition of our gaming licenses or registrations could result in a material adverse effect on our business.

Our direct members, indirect members and senior management were found suitable by the Mississippi Gaming Commission on January 20, 2005, and we were issued a Mississippi Gaming License to own and operate the Hard Rock Hotel & Casino Biloxi.

As part of receiving these approvals and authorizations, the Mississippi Gaming Commission reviewed all of the documents and agreements executed in connection with the offering of the original Notes. There is no guarantee that such gaming licenses or registrations will not be revoked, suspended or limited. If our gaming licenses and/or registrations are revoked for any reason, the Mississippi Gaming Commission could require us to close the Hard Rock Hotel & Casino Biloxi, which would have a material adverse effect on our business. Failure to maintain such approvals could prevent or delay the completion of reconstruction or opening of the Hard Rock Hotel & Casino Biloxi, or otherwise affect the design and features of our operation of the Hard Rock Hotel & Casino Biloxi, all of which could materially and adversely affect our financial position and results of operations.

We depend solely on the Hard Rock Hotel & Casino Biloxi to generate cash sufficient to make payments on our indebtedness.

Until reconstruction of the Hard Rock Hotel & Casino Biloxi is completed, we will rely exclusively on funds received from insurance proceeds or a refinancing to service our obligations under the Notes. Upon reconstruction and reopening, we will rely exclusively on cash flow generated by the Hard Rock Hotel & Casino Biloxi to service our debt obligations, including the Notes unless the Notes have been redeemed through application of insurance proceeds, a new financing or a combination thereof. Our ability to generate cash flow will depend on the future operating performance of the Hard Rock Hotel & Casino Biloxi, which is subject to many financial, economic, competitive, regulatory, business and other factors, including casualty losses or forces of nature that we are not able to predict or control. The impact of these factors could be more significant to us than it would be to a diversified gaming company since we will rely solely on the revenues generated by the Hard Rock Hotel & Casino Biloxi to fund ongoing operations and our other obligations, including the Notes.

We are subject to greater risks than a geographically diverse company.

Our revenues and cash flow will be heavily dependent upon the patronage of persons living in and visiting the Mississippi Gulf Coast market. Therefore, we will be subject to more significant fluctuations in our operating results than a geographically diversified gaming company due to factors such as:

•      a downturn in local or regional economic conditions;

•      an increase in competition in the surrounding area;

•      inaccessibility to the hotel/casino due to road construction or closures of primary access routes; and

•      natural and other disasters in the surrounding area, including hurricanes, flooding and fire.

Our dependence on a particular geographic area has been highlighted by the impact of Hurricane Katrina. If we are unable to generate sufficient cash flow, we may need to refinance or restructure our debt, reduce or delay capital investments or seek to raise additional capital in order to service our obligations. These measures may not be available to us or, if available, they may not be sufficient or on satisfactory terms to enable us to satisfy our obligations.

We have only a limited right to use the “Hard Rock” brand name, and the loss of this right could cause significant damage to our business.

We have signed a 20-year license agreement with Hard Rock Hotel Licensing, Inc., which provides for two successive 10-year renewals terms, under which we have the exclusive right to use and develop the “Hard Rock” brand name in connection with a hotel and casino resort in Biloxi, Mississippi. The license agreement may be terminated by Hard Rock Hotel Licensing, Inc. under certain circumstances, including a default by us. While the trustee and disbursement agent for the Notes has the right to cure such a default under certain circumstances, such a cure might require the payment of significant sums of money, or may require the trustee and disbursement agent to obtain possession of the Hard Rock Hotel & Casino Biloxi, and there can be no assurance that the trustee and disbursement agent will be able to cure such defaults within the limited cure period available to the trustee and disbursement agent. In addition, termination of the license agreement would be an event of default under the investment agreement governing the junior subordinated note. There can be no assurance that we could repay the Notes if the license agreement is terminated by Hard Rock. If we are in default under the Notes and the trustee and disbursement agent does not commence a foreclosure action on the trustee and disbursement agent’s security interest in the license agreement within sixty days or does not complete such foreclosure within eleven months, then the license agreement could be terminated. Further, if the trustee and disbursement agent forecloses on its security interest in the license agreement, and the purchaser of the Hard Rock Hotel & Casino Biloxi in such a foreclosure sale does not satisfy certain financial, experiential and legal criteria, then Hard Rock Hotel Licensing, Inc. may terminate the license agreement. Therefore it may be difficult for the trustee and disbursement agent to receive any value from the license agreement upon such default.

In addition, the loss of the right to use the “Hard Rock” brand name could cause us to make significant expenditures to advertise and position any new brand name in our market. As a result, we would need to develop a new marketing and branding strategy to attract and retain patrons, which may not be successful. If we are unable to attract and retain patrons to our re-branded gaming facility, we may be unable to generate sufficient cash flow.

None of the Hard Rock entities is in any way responsible for repayment of the Notes.

Hard Rock Hotel Licensing, Inc., Hard Rock Café International (STP), Inc., the Rank Group Plc and Rank America, Inc. and their respective affiliates, collectively referred to as Hard Rock, are not responsible in any way for the repayment of the Notes. Neither Hard Rock nor any of the officers, directors, agents or employees shall in any way be deemed an “issuer” or “underwriter” of the original Notes or the exchange Notes.

We will rely on the use of the “Hard Rock” brand, and the use of the “Hard Rock” brand by entities other than us could damage our business and hurt our results of operations.

We benefit from the global brand name recognition and reputation generated by the over 100 Hard Rock Cafés and other Hard Rock venues. There can be no assurance that these establishments operate in a manner that would not adversely affect us or the recognition and reputation of the global brand name. Any adverse impact on this brand name will adversely affect us.

We will depend on the “Hard Rock” brand to draw customers. The brand may not appeal to all potential customers. In addition, customer preferences and trends can change, often without warning, and we may not be able to predict or respond to changes in customer preferences in time to adapt to such changes.

We issued a junior subordinated note to Rank America, Inc. A default under this junior subordinated note will cause a default under the indenture governing the Notes.

We borrowed $10.0 million from Rank America, Inc., an affiliate of The Rank Group Plc, in the form of a junior subordinated note. The investment agreement with Rank America contains covenants that are different and, in some instances, more restrictive than those covenants in the indenture governing our Notes. If there is a default under the investment agreement, then there will be a default under the indenture. For example, the investment agreement provides that interest under the junior subordinated note will be payable in cash after the Hard Rock Hotel & Casino Biloxi has opened and the fixed charge coverage ratio exceeds 2.0:1.0 for the preceding four fiscal quarters. If we fail to pay cash interest to Rank America after the interest becomes payable in cash, we would be in default under the investment agreement and the junior subordinated note. Such default would also cause a default under the indenture. Although we entered into an intercreditor agreement with Rank America limiting their rights to payment under the junior subordinated note and to exercise their remedies under the investment agreement, we may not have sufficient proceeds to pay our debt obligations under the Notes if there is a default.

The loss of our president and our inability to train and retain qualified employees could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Joseph Billhimer. We will rely on Mr. Billhimer’s knowledge of the local market and experience in opening and operating casinos in the Mississippi Gulf Coast market. If we lose Mr. Billhimer’s services for any reason, we could be adversely affected. In addition, we will need to hire additional qualified management in the future and may not be able to do so.

The operation of the Hard Rock Hotel & Casino Biloxi will also require us to recruit a substantial number of qualified employees with gaming and hospitality industry experience and qualifications necessary to obtain any requisite gaming licenses. There can be no assurances that we will be able to recruit, train and retain a sufficient number of qualified employees necessary to operate the Hard Rock Hotel & Casino Biloxi given the limited pool of and the competition for qualified and experienced gaming and other personnel in the Mississippi Gulf Coast market. This effort may be further impeded by the impact of Hurricane Katrina which left many residents without homes and forced them to relocate elsewhere out of the area. If we are unable to recruit, train and retain a sufficient number of qualified employees, we may not be able to offer the level of customer service and amenities that the Hard Rock Hotel & Casino Biloxi intends to offer.

Restrictive covenants in the indenture governing the Notes and our other agreements may limit our ability to expand our operations and our ability to pursue our business strategies.

The indenture governing the Notes and the investment agreement governing the junior subordinated note include covenants which, among other things, limit our ability to borrow money, make investments, make certain payments, create liens, sell assets, engage in transactions with affiliates, engage in other businesses, open other gaming facilities and engage in mergers or consolidations. Other agreements that we may enter into may have similar restrictions. These restrictive covenants may limit our ability to expand our operations, pursue our business strategies and react to events and opportunities as they unfold or present themselves. In addition, the license agreement and the retail store lease agreement restricts our business operations. If we are unable to capitalize on future business opportunities, our business may be harmed.

Our rights to continue to locate the casino structure at the proposed site of reconstruction of the Hard Rock Hotel & Casino Biloxi will be subject to the tidelands lease with the State of Mississippi, which may be terminated by the State of Mississippi under certain circumstances.

The casino area and some of the restaurants at the Hard Rock Hotel & Casino Biloxi are planned to be rebuilt on concrete pile caps over the tidelands of the Gulf of Mexico and will be connected to the land-based portion of the Hard Rock Hotel & Casino Biloxi. We have entered into a tidelands lease with the State of Mississippi with respect to this area. The State of Mississippi may terminate the tidelands lease under certain circumstances.

If the tidelands lease is terminated, we will not be able to operate the casino at the Hard Rock Hotel & Casino Biloxi. The failure to maintain the tidelands lease would require us to terminate or relocate our casino operations and would have a material adverse effect on our business, financial condition, results of operations and our ability to generate sufficient revenues and cash flows necessary to service our debt obligations.

Our business will rely on customers to whom we may extend credit, and we may not be able to collect gaming receivables from our credit players.

We will conduct our gaming activities on a credit as well as cash basis. This credit will be unsecured. Table games players typically will be extended more credit than slot players, and high-stakes players typically will be extended more credit than patrons who tend to wager lower amounts.

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker” and judgments on gaming debts are enforceable under current state and federal laws, other states may determine that direct enforcement of gaming debts is against public policy. We may not be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce gaming debts. Our inability to collect gaming debts could have a significant negative impact on our operating results.

Any failure to comply with environmental laws and regulations could have a material adverse effect on us.

We plan to operate our business near and over the water on the Mississippi Gulf Coast. We are, and upon reconstruction of the Hard Rock Hotel & Casino Biloxi will be, subject to various federal, state and local laws, ordinances and regulations which (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as the handling and disposal of hazardous material or solid or hazardous wastes, and (2) may impose joint and several liability on current and former property owners or operators for the costs of investigation, removal and remediation of hazardous substances or wastes related to the environment without regard to fault. We currently have not identified any such issues associated with our property that could reasonably be expected to have an adverse effect on us or the results of our operations. However, it is possible that historical or neighboring activities have affected, or the proposed construction and operation of the Hard Rock Hotel & Casino Biloxi will affect our property and, as a result, material obligations or liabilities under environmental laws could arise in the future which may have a material adverse effect on us or our operations.

As the owner of the property on which the Hard Rock Hotel & Casino Biloxi will be situated, we may be required to investigate and clean up hazardous or toxic substances or chemical releases at that property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.

These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to rent or otherwise use our property.

Terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending on leisure activities, may harm our operating results.

The strength and profitability of our business will depend on consumer demand for hotel casino resorts in general and for the type of amenities the Hard Rock Hotel & Casino Biloxi will offer. Changes in consumer preferences or discretionary consumer spending on leisure activities could harm our business. The ongoing threat of terrorist activities involving the United States both domestically and elsewhere, as well as the ongoing uncertainty of war have had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. We cannot predict the extent to which these events may affect us, directly or indirectly, in the future. In addition to fears of war and future acts of terrorism, other factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income, fears of a recession and reduced consumer confidence in the economy, may negatively impact our business. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and leisure travel could significantly harm our operations.

Fuel prices may adversely affect our ability to draw customers.

We will rely on our customers’ ability to fly or drive to the Hard Rock Hotel & Casino Biloxi. With the high cost of fuel it costs our potential customers more money to drive or fly to our casino than it previously did. These costs may decrease our ability to draw customers, which may result in reduced visitation to our project and a reduction in revenues, which could harm our business.

Any increase in federal, Mississippi or Biloxi taxes could have a negative impact on our cash flows.

Although there are currently no direct federal taxes imposed on gaming revenues, legislators have proposed the imposition of such taxes in the past. There can be no assurance that federal legislators will not impose taxes on gaming revenues in the future. In addition, the Hard Rock Hotel & Casino Biloxi will be subject to an effective 12% tax on its net gaming revenues in Mississippi, as well as federal and state income taxes, and these taxes are subject to increase at any time. The introduction of new taxes or the increase in the rates of existing taxes could have a material adverse effect on our business, financial condition, and results of operations.

We have entered into a café lease, memorabilia lease and a retail store lease with Hard Rock Café International (STP), Inc. The early termination of all or any of these leases would negatively impact our business.

We have entered into a café lease and a retail store lease with Hard Rock, which permit Hard Rock to lease space from us to operate a Hard Rock Café and a Hard Rock retail store on the premises of our Hard Rock Hotel & Casino Biloxi. In addition, the Hard Rock Hotel & Casino Biloxi has entered into a memorabilia lease with Hard Rock, which will require Hard Rock to lease to us rare museum-quality rock memorabilia for display at our Hard Rock Hotel & Casino Biloxi. The Hard Rock Café, the Hard Rock retail store and the display of rare rock memorabilia throughout our property are cornerstones to our strategy of successfully employing the “Hard Rock” brand name. If all or any of these leases are terminated prior to their stated expiration we would no longer have a Hard Rock Café, a Hard Rock retail store or the rare museum-quality rock memorabilia and our ability to successfully employ the “Hard Rock” brand would be significantly diminished. Furthermore, the early termination of the license agreement with Hard Rock Hotel Licensing, Inc. will result in the early termination of all these leases. If we are unable to successfully employ the “Hard Rock” brand name, it could negatively impact our operations and ability to make payments on the Notes.

Risks Related to the Collateral

The value of the collateral securing the Notes may not be sufficient to pay all amounts owed under the Notes if an event of default occurs.

The collateral securing the Notes consists of both real and personal property. The value of the collateral remaining after the destruction caused by Hurricane Katrina will depend on market and other economic conditions and may further depreciate over time. As a result, if an event of default is deemed to occur with respect to the Notes, we cannot assure our investors that the liquidation value of the collateral securing the Notes will produce sufficient proceeds to pay some or all amounts owed under the Notes. If the proceeds are insufficient, the deficiency would be an unsecured obligation that will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables. In addition, the indenture governing the Notes permits us to have additional Notes which will be secured on the same basis as all other Notes issued under the indenture. This may dilute the value of the collateral securing the Notes and may reduce amounts payable to our investors from the proceeds of any sale of collateral.

The trustee and disbursement agent’s ability to foreclose on the collateral securing the Notes may be limited.

The trustee and disbursement agent’s ability to foreclose upon our gaming assets that comprise collateral is limited by relevant gaming laws. The trustee and disbursement agent must file applications with the Mississippi Gaming Commission requesting approval to enforce a security interest in gaming assets before it may take steps to enforce the security interest. Moreover, it would be necessary for a prospective purchaser of the assets comprising our gaming business to file the necessary applications with and be investigated, and licensed or found suitable by the Mississippi Gaming Commission before acquiring the gaming assets through a foreclosure sale. As such, neither the trustee and disbursement agent nor any holder is permitted to operate or manage any gaming business or assets unless such person has been licensed or found suitable by the Mississippi Gaming Commission under applicable law for such purpose.

In the event of a foreclosure of our interests in the license agreement or of our outstanding equity, Hard Rock Hotel Licensing will have the right to terminate the license agreement if (i) the purchaser does not have a net worth of at least $10.0 million; (ii) the purchaser, its senior executive officers and certain controlling persons have been convicted of a felony or had a gaming license revoked in any jurisdiction of the United States; (iii) the purchaser or any of its affiliates is a Hard Rock competitor; or (iv) the purchaser does not possess management ability and experience that satisfies certain requirements set forth in the license agreement. As such, the number of potential purchasers of the Hard Rock Hotel & Casino Biloxi and/or our outstanding equity at a foreclosure sale may be limited, and this limitation may impair the trustee and disbursement agent’s ability to dispose of the collateral at a foreclosure sale.

In addition, the trustee and disbursement agent’s ability to foreclose upon and sell the collateral securing the Notes will be subject to the procedural restrictions of Mississippi real estate law and the Mississippi Uniform Commercial Code. Furthermore, the right of the trustee and disbursement agent to foreclose upon and sell the collateral is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy proceeding were to be commenced by or against us or any of our subsidiaries prior to, or possibly even after, the trustee and disbursement agent has repossessed and disposed of the collateral.

Also, the right to foreclose on certain collateral is limited by certain provisions of the collateral agreements we entered into in connection with the issuance of the Notes.

Additionally the right of the trustee and disbursement agent to foreclose upon and sell the collateral is limited by applicable Mississippi law which will permit us to negate the acceleration of the indebtedness represented by the Notes by specified action. If, after an acceleration resulting from a payment default, but before the foreclosure sale on the Mississippi real property is completed, we pay the amount past due under the Notes (without regard to the acceleration) including all accrued costs, attorneys’ fees and trustee and disbursement agents’ fees and all taxes and insurance premiums incurred in connection with such foreclosure then due, then, by law, the indebtedness under the accelerated Notes will be reinstated in accordance with their original payment terms. It is possible that this statutory right of reimbursement could be extended to the cure of non-monetary defaults in certain circumstances.

We may not be able to obtain sufficient insurance coverage to replace or cover the full value of the collateral.

The terrorist attacks of September 11, 2001 and the damage caused by Hurricane Katrina and other adverse weather conditions have substantially affected the availability of insurance coverage for certain types of damages or occurrences. While we have obtained insurance coverage with respect to the occurrences of casualty damage to cover any losses that could result from these events previously, we may not be able to obtain sufficient or similar insurance for our reconstruction efforts or thereafter. The lack of sufficient types of insurance for these types of acts and casualty losses could expose us to heavy losses in the event that any damages occur, directly or indirectly, as a result of casualty losses. In the event that we do not have sufficient insurance coverage to insure against damage caused by weather related casualty losses, the collateral securing the Notes, after certain events of loss, may be insufficient to cover the amount due on the Notes. We also have business interruption insurance. While such insurance may provide some coverage for losses we may incur, we cannot assure you that such insurance will be available or that the proceeds from any claim will be sufficient to adequately compensate us.

Risks Relating to the Notes

The indenture governing the Notes and the investment agreement with Rank America, Inc. require us to repurchase Notes and repay the junior subordinated note if we experience a change of control. We may not have sufficient funds to be able to repurchase Notes or repay the junior subordinated note upon a change of control.

Under certain circumstances, we will be required to offer to repurchase the Notes and repay the junior subordinated note upon the occurrence of specific change of control events with respect to us. We may not have sufficient funds to repurchase the Notes or repay the junior subordinated note in such circumstances. Our failure to repurchase the Notes would be a default under the indenture and our failure to repay the junior subordinated note would be a default under the investment agreement.

The noteholders may be required to dispose of or redeem their Notes pursuant to gaming laws.

The Mississippi Gaming Commission may require a holder of Notes to be licensed, qualified or found suitable under applicable laws and regulations and to pay the costs associated with applying for and qualifying for such licenses. If a noteholder is required to do so and is not licensed, qualified or found suitable, we will have the right, at our option, to require that the noteholder dispose of their Notes or to redeem their Notes.

The indenture provides that, until we file for bankruptcy or the trustee and disbursement agent forecloses on the license agreement with Hard Rock Hotel Licensing, Inc., we will pay amounts due under the Hard Rock license agreement before we pay any other obligations, including our obligations with respect to the Notes.

The indenture provides that, until we voluntarily or involuntarily file for bankruptcy or the trustee and disbursement agent institutes an action to foreclose on the collateral assignment of our rights under the license agreement with Hard Rock Hotel Licensing, Inc., revenues from the operation of the Hard Rock Hotel & Casino Biloxi will be used first to pay amounts due under the license agreement before we will pay any other obligation, including our obligations with respect to the Notes. This could cause us to not have sufficient funds to make a payment that is due on the Notes.

The market data we rely on may be inaccurate or incomplete and is subject to change.

We have based the market data provided in this annual report with respect to the Mississippi Gulf Coast market and other hotels and casinos on market research, publicly available information and industry publications much of which may no longer be accurate following Hurricane Katrina. We have not independently verified any such information and it is possible that the market data may not be accurate in all material respects. Additionally, because the Hard Rock Hotel & Casino Biloxi is in the process of being redeveloped, quantitative information regarding the Hard Rock Hotel & Casino Biloxi, including square-footage and number of rooms, gaming devices, gaming positions and parking spaces are estimates based on current plans and are subject to change. Accordingly, you should not rely on such data. The Mississippi Gulf Coast Market is subject to continual change, especially in the aftermath of Hurricane Katrina, including changes in the number of facilities expanding, closing and opening, and changes in the size of such facilities. For these and other reasons, our estimates of the Hard Rock Hotel & Casino Biloxi’s future market position could prove to be materially inaccurate.

There are conflicts of interest between us and parties who have signed agreements with us.

Roy Anderson, III, a member of GAR, LLC and a member of our board of managers, is the President and Chief Executive Officer of Roy Anderson Corp., our general contractor. Mr. Anderson will therefore be working on behalf of himself as the general contractor while he continues to be a member of GAR, LLC. Mr. Anderson may take actions which are more favorable to his company than to us. For example, the contractor’s agreement for reconstruction may have terms and conditions different than if we had negotiated with an unaffiliated third party. His interests in these two positions may conflict and we may be harmed as a result of this conflict. See “Related Party Transactions” in the notes to the consolidated financial statements and “Certain Relationships and Related Party Transactions” elsewhere in this report.

Rank America, Inc., a subsidiary of The Rank Group Plc, which is the parent company of Hard Rock Hotel Licensing, Inc., purchased the junior subordinated note. Hard Rock Hotel Licensing is the owner of the marks that we are licensing under the license agreement. If our license agreement with Hard Rock Hotel Licensing is terminated, then an event of default will occur under the investment agreement for the junior subordinated note, which may require us to, subject to the intercreditor agreement, prepay the junior subordinated note. This may result in a conflict in which The Rank Group Plc causes Hard Rock Hotel Licensing to terminate the license agreement in order to require us to prepay the junior subordinated note to Rank America, Inc. Because the interests of Hard Rock Hotel Licensing and The Rank Group Plc may conflict, we may be harmed as a result of this conflict.

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

We own approximately 8.5 acres of land on the Mississippi Gulf Coast in Biloxi, Mississippi and have leased approximately 5 acres of submerged tidelands from the State of Mississippi adjacent to the purchased land.

Prior to Hurricane Katrina,  the Hard Rock Hotel & Casino Biloxi was approximately 388,000 square-feet in size and featured a casino (with approximately 1,502 slot machines, 50 table games and 6 poker tables), a 318-room hotel, a Hard Rock Live! entertainment venue, a Hard Rock retail store, a tropical-themed Hard Rock beach pool, restaurants, including a Hard Rock Café and a Ruth’s Chris Steakhouse, a full service fitness spa, a top floor lounge, and a parking garage with approximately 1,600 spaces. We are currently evaluating various reconstruction alternatives including rebuilding the property similar to its condition immediately proceeding Hurricane Katrina as well as assessing our ability to operate an interim facility inside the present shore based facility in light of the decision from the Mississippi legislature permitting shore based gaming within eight hundred feet of the mean tide.

Item 3. Legal Proceedings

U.S. Bank National Association Litigation

In the middle of October 2005, we submitted a construction disbursement request to U.S. Bank as trustee and disbursement agent, dated August 26, 2005, seeking a disbursement for payment of construction expenses incurred prior to Hurricane Katrina in the amount of approximately $11.4 million. The construction disbursement request, along with the appropriate certifications from the general contractor, the architect and the independent construction consultant, was submitted in compliance with the disbursement agreement and in similar form to eighteen other disbursement requests we submitted dating back to February 2004, all of which were funded by U.S. Bank per the disbursement agreement. Nevertheless, on or about October 19, 2005, U.S. Bank denied this August 2005 construction disbursement request. We believe this denial was due, in part, to a position taken by an ad hoc committee of noteholders. We do not understand the basis for the denial.

Consequently, due to the unilateral actions of U.S. Bank as trustee and disbursement agent, we have been unsuccessful in our attempt to pay various parties, including vendors, the general contractor and subcontractors, for work performed prior to Hurricane Katrina to construct the Hard Rock Hotel & Casino Biloxi. In order to protect the Hard Rock Hotel & Casino Biloxi, our ongoing reconstruction efforts and to prevent liens from being filed against the property, we filed a Complaint for Injunctive Relief on October 27, 2005 against U.S. Bank National Association, as trustee and disbursement agent for the Notes in the United States District Court for the Southern District of Mississippi Southern Division in Gulfport, Mississippi. We asked the court to enforce the disbursement agreement and order the trustee and disbursement agent to disburse funds due under the properly submitted disbursement request. A hearing was held on November 8, 2005, at which time the judge suggested the parties meet to resolve their disagreement. The parties met; however, no solution was reached. On January 3,

2006, the trustee and disbursement agent filed a counterclaim in this matter alleging that funds disbursed to us for preopening expenses were used for other purposes. We deny these allegations and will vigorously defend all actions we took in this matter.

On December 16, 2005, we filed another complaint against U.S. Bank National Association, as trustee and disbursement agent, in the United States District Court for the Southern District of Mississippi, Southern Division. We have asked the court to determine that (1) the trustee and disbursement agent has withheld to date, in violation of the indenture with respect to the Notes, net loss proceeds from us for the rebuilding, repair, replacement or construction of improvements to our property, (2) the trustee and disbursement agent has improperly withheld from us funds received from business interruption insurance; (3) that the definition of “net loss proceeds” in the indenture does not include funds received from the business interruption insurance; and (4) that the 365 day grace period to rebuild the property granted in Section 4.11 of the indenture tolls or extends the event of default provisions. The matter has been set for a trial in October 2006. There can be no assurance given as to the results of this litigation.

On March 3, 2006, we signed a litigation deferral agreement dated March 1, 2006 with the trustee and disbursement agent that defers all litigation activity including discovery in the October 27, 2005 and December 16, 2005 lawsuits until April 15, 2006. The agreement also provides a 45-day extension of the deadlines relating to the two lawsuits.

Insurance Litigation

On January 10, 2006, we filed complaints in the United States District Court for the Southern District of Mississippi, Southern Division against SRI and James River, two of the insurers that have provided property insurance coverage for our Hard Rock Hotel & Casino in Biloxi, Mississippi. We, via the complaints, seek declaratory judgments against the respective insurers that their insurance policies provide coverage for the water damage to the hotel-casino property resulting from Hurricane Katrina. We are seeking compensatory and punitive damages as well as attorney’s fees from the insurers.  SRI’s policy covers a $4.0 million part of the first excess layer of coverage ($25.0 million in excess of the $25.0 million primary layer) and a $21.0 million part of the second excess layer of coverage ($131.5 million in excess of $50.0 million). The complaint against SRI alleges that the water damage caused to the hotel-casino property as a result of Hurricane Katrina is covered under the SRI policy because such water damage was a part of a Weather Catastrophe Occurrence, as defined under the terms of the coverage, and that the water damage is also covered under the terms of the flood endorsement to the SRI policy.  Prior to filing our complaint against SRI, we were advised by letter from SRI’s counsel that SRI believes that its policy does not cover water damage to the hotel-casino property, but that the policy does cover the wind damage caused by Hurricane Katrina.

The policy issued by James River covers $13.8 million of the second excess layer of coverage. The complaint against James River alleges that water damage caused to the hotel-casino property by Hurricane Katrina is covered under the James River policy because such water damage was part of a Weather Catastrophe Occurrence.  Prior to filing our complaint against James River, we were advised by letter from counsel to James River that all flood coverage is excluded from the James River policy, including water damage that is part of a Weather Catastrophe Occurrence, by reason of the flood exclusion in the policy.  Counsel acknowledged, however, that the wind damage is covered by the policy.

We are currently under a “standstill” agreement with SRI and intend to dismiss the litigation as a settlement has been reached. We filed an amended complaint against James River alleging, in addition to initial allegations, that the carrier’s flood exclusion language, in any event, does not exclude flood damage to the casino because the casino floated on water. The applicable definition of flood in their policy describes an inundation of normally dry land. James River has moved to dismiss both the complaint and amended complaint. We believe the motion to be without merit and have filed appropriate responsive pleadings. We intend to vigorously pursue these actions; however, no assurance can be given as to the results of this litigation.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Equity and Related Shareholder Matters

On January 23, 2004, we issued $160.0 million aggregate principal amount of Notes due February 1, 2012 in a private placement offering. Concurrently with the issuance of the Notes, we borrowed $10.0 million in the form of a junior subordinated note due August 1, 2012 from Rank America, Inc. We used the gross proceeds from the Notes, together with the proceeds of the junior subordinated note, an equity investment by AA Capital, and furniture, fixtures and equipment financing that was obtained prior to opening, to fund the costs associated with the original construction of the Hard Rock Hotel & Casino Biloxi.

The number of and ownership of members interests is discussed later in this Form 10-K under Item 12. There is no equity compensation plan as of December 31, 2005.

We are privately owned and there is no public trading market for the equity.

Item 6. Selected Financial Data

			Period from	Period from
			commencement of	commencement of
			operations on	operations on
	Year Ended December 31,		March 27, 2003	March 27, 2003
	2005	2004	through Dec. 31, 2003	through Dec. 31, 2005

Loss from operations	$(7,125,168)	$(2,043,616)	$(864,448)	$(10,033,232)
Net loss	(11,739,534)	(13,544,261)	(1,066,841)	(26,350,636)
Total assets (end of year)	240,896,996	224,311,168	38,532,311	240,896,996
Long-term debt, including current portion (end of year)	184,822,754	168,815,164	—	184,822,754

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed on October 18, 2002 and commenced operations on March 27, 2003. There were no assets, liabilities or operations from inception through the commencement of operations. Since our formation, we have been in the development stage. Our activities included applying for certain necessary permits, licenses and regulatory approvals to enable us to construct and manage the operations of the Hard Rock Hotel & Casino Biloxi, and development activities in connection with the Hard Rock Hotel & Casino Biloxi. We have also purchased approximately 8.5 acres of land on the Mississippi Gulf Coast in Biloxi, Mississippi to build the Hard Rock Hotel & Casino Biloxi. In addition, we have entered into a 20-year licensing agreement with Hard Rock Hotel Licensing, Inc. under which we were granted the right to use and develop the Hard Rock brand name for our hotel and casino resort. We began construction in January 2004.

In 2005, we obtained all the necessary permits, licenses and regulatory approvals to operate the casino. Construction of the Hard Rock Hotel & Casino Biloxi was completed on-time and on-budget in August 2005. On August 29, 2005, Hurricane Katrina destroyed the casino and damaged related facilities, the low-rise building, hotel tower and parking garage. We believe all damage sustained at the property is covered by our insurance. We believe that we are adequately insured and that the ultimate monetary settlement of claims under our insurance policies may be sufficient to reconstruct the property similar to its condition immediately preceding Hurricane Katrina, cover interest and continuing expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent Hurricane Katrina, assuming that we would not be required to refinance our Notes and that the trustee and disbursement agent allow access to the insurance proceeds received and the negotiations and litigation with the remaining insurance carriers are settled in a timely manner. However, due to the continuing delays incurred as a result of the trustee and disbursement agent’s actions which have prevented access to the insurance proceeds together with the current pace of negotiations and litigation with the remaining insurance carriers in the third layer of coverage, the ultimate monetary settlement of claims under the insurance policies may not be sufficient to reconstruct the property similar to its condition immediately preceding Hurricane Katrina, cover interest and continuing expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent to Hurricane Katrina absent new financing. As such, we have been actively seeking new financing alternatives for the purpose of refinancing the Notes, reconstructing the property, funding interest and continuing expenses during the reconstruction period and settling outstanding payables.

In working with our construction experts, we have estimated the cost of debris removal and replacing the property and equipment destroyed by the hurricane to be approximately $120.0 million and would take approximately fifteen to seventeen months to fully reconstruct. Interest payments under the Notes during this reconstruction period are estimated to be approximately $21.5 million to $24.4 million and preopening expenses are estimated to be approximately $15.0 million to $17.0 million. We believe that the cost of repairing and equipping the property and readying it for interim hotel and casino operations to be approximately $67.0 million and would take approximately six to eight months to commence interim operations. Interest payments under the Notes during this reconstruction period are estimated to be approximately $8.6 million to $11.5 million and preopening expenses are estimated to be approximately $6.0 million to $8.0 million. Cash flows generated from interim casino operations would provide additional liquidity to cover interest and continuing expenses during the additional time necessary to reconstruct the permanent casino.

Premier Finance Biloxi Corp. serves as the co-issuer of the Notes and will not have any material assets or operations, other than in connection with the Mississippi Business Finance Corporation financing. See “—Liquidity and Capital Resources.”

Results of Operations

We are in the development stage and do not have any historical operating results other than costs incurred in designing and developing the Hard Rock Hotel & Casino Biloxi. For the period from commencement of operations on March 27, 2003 through December 31, 2005, we incurred a net loss of $26.4 million, including $11.7 million in 2005 and $13.5 million in 2004, comprised of preopening expenses of $16.2 million incurred in connection with the development of the Hard Rock Hotel & Casino Biloxi, depreciation and amortization expenses of $0.4 million and net interest expense of $23.0 million all offset by $13.4 million in insurance recoveries. As a result of Hurricane Katrina, we wrote-off $96.2 million in property and equipment that was destroyed as well as $9.1 million in other hurricane-related expenses. The preopening costs primarily relate to licensing expenses, transaction fees, legal fees, interest expense and organizational costs to prepare us for becoming a gaming enterprise. We expect these losses to continue and to increase until operations commence. Our historical operating results will not be indicative of future operating results because activities previously undertaken have been development stage in nature and planned future activities include the operation of a new gaming facility.

Liquidity and Capital Resources

For the period from commencement of operations on March 27, 2003 through December 31, 2005, we used cash of $40.1 million in operations and invested $168.1million all of which was funded by $209.9 million in proceeds from debt and other financing activities. We have other cash resources of $34.2 million that are restricted by the Notes and the Hard Rock license agreement. We have a significant working capital deficit.

We used the gross proceeds we obtained on January 23, 2004 from the offering of the Notes together with an equity investment from AA Capital of $52.8 million, a junior subordinated note of $10.0 million from Rank America, Inc., an affiliate of The Rank Group Plc and $14.1 million in furniture, fixtures and equipment financing to fund the costs associated with the original construction of the Hard Rock Hotel & Casino Biloxi. We currently have a $10.0 million Senior Secured Reducing Line of Credit Facility. We have drawn $1.3 million from the Credit Facility as of December 31, 2005. The remaining undrawn $8.7 million may be available for funding if adequate collateral is available. The Notes are classified as a current liability on the consolidated balance sheets as we are required to make an Event of Loss offer to purchase the Notes under the terms of the indenture.

On August 29, 2005, we sustained an estimated $105.3 million in property, equipment, inventory and other asset losses at Hard Rock Hotel & Casino Biloxi due to Hurricane Katrina. We are working closely with our insurance carriers and their claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses we suffered. Based on current estimates, the insurance proceeds are expected to equal or exceed the net book value of the impacted assets. The estimate of the damage is a preliminary estimate subject to change as clean-up and recovery efforts continue and we have a better understanding of the full extent of the damage. We believe that all property damage sustained at the property is covered by insurance. The $25.0 million primary layer of coverage and the $25.0 million second layer have been settled for the full amount of coverage. 55% of the $131.5 million third layer has been settled for $66.2 million. We are in negotiations with certain carriers in the remaining 45% of the third layer. We are in litigation with one carrier in the remaining third layer of coverage.

We have received $25.6 million in insurance proceeds as of December 31, 2005 and an additional $25.8 million through March 9, 2006 bringing the total insurance proceeds received to $51.4 million. These recoveries include $5.4 million received under certain deductible buy-down policies. Proceeds received have been deposited with the trustee and disbursement agent.

We believe that we are adequately insured and that the ultimate monetary settlement of claims under our insurance policies may be sufficient to reconstruct the property similar to its condition immediately preceding Hurricane Katrina, cover interest and continuing expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent to Hurricane Katrina, assuming that we would not be required to refinance our Notes and that the trustee and disbursement agent allow access to the insurance proceeds received and the negotiations and litigation with the remaining insurance carriers are settled in a timely manner.

However, due to the continuing delays incurred as a result of the trustee and disbursement agent’s actions which have prevented access to the insurance proceeds together with the current pace of negotiations and litigation with the remaining insurance carriers in the third layer of coverage, the ultimate monetary settlement of claims under the insurance policies may not be sufficient to reconstruct the property similar to its condition immediately preceding Hurricane Katrina, cover interest and continuing expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent to Hurricane Katrina absent new financing. As such, we have been actively seeking new financing alternatives for the purpose of refinancing the Notes, reconstructing the property, funding interest and continuing expenses during the reconstruction period and settling outstanding payables.

In working with our construction experts, we have estimated the cost of debris removal and replacing the property and equipment destroyed by the hurricane to be approximately $120.0 million and would take approximately fifteen to seventeen months to fully reconstruct. Interest payments under the Notes during this reconstruction period are estimated to be approximately $21.5 million to $24.4 million and preopening expenses are estimated to be approximately $15.0 million to $17.0 million. We believe that the cost of repairing and equipping the property and readying it for interim hotel and casino operations to be approximately $67.0 million and would take approximately six to eight months to commence interim operations. Interest payments under the Notes during this reconstruction period are estimated to be approximately $8.6 million to $11.5 million and preopening expenses are estimated to be approximately $6.0 million to $8.0 million. Cash flows generated from interim casino operations would provide additional liquidity to cover interest and continuing expenses during the additional time necessary to reconstruct the permanent casino.

Under the indenture, in an Event of Loss such as Hurricane Katrina, we are required to make an Event of Loss Offer to the extent of certain net loss proceeds. What constitutes “net loss proceeds” is the subject of litigation that we filed against the trustee and disbursement agent. Under an Event of Loss Offer we will offer to all holders of the Notes an opportunity to purchase the outstanding Notes from net loss proceeds. To the extent the noteholders choose not to tender their Notes under an Event of Loss offer, then the net loss proceeds may be used by us for remediation, reconstruction and any other purpose not otherwise prohibited by the indenture.

Management’s actions and plans to deal with the above circumstances include the following:

•      We have significantly reduced operating costs maintaining only those employees and incurring only those costs critical to the pursuit of insurance claims settlements and protection of the remaining property and related facilities from further deterioration.

•      We have continued to pursue the remediation process in an effort to mitigate further deterioration of the property to the extent of the limited funds released by the trustee and disbursement agent.

•      We have been actively engaged in the process of insurance settlement negotiations and have been pursuing new financing alternatives for the purpose of reconstructing the property and settling existing payables.

•      We have been evaluating various alternatives including operating an interim hotel and casino with 600 to 800 gaming positions inside the land based facility during reconstruction in light of the decision by the Mississippi State legislature allowing shore based gaming within eight hundred feet of mean tide.

There is no assurance that the insurance proceeds ultimately received will be sufficient to carry out our plans or that these plans can be accomplished.

The actions by the trustee and disbursement agent have prevented us from paying various parties, including vendors, the general contractor and subcontractors for work performed and goods and services provided prior to Hurricane Katrina. Our inability to pay these obligations has resulted in liens being placed against the property. Furthermore, reconstruction efforts may be hindered as a result of the bad will that the nonpayment may create. Critical suppliers, vendors, contractors and subcontractors may either increase prices significantly or choose not to do business with us when we repair and reconstruct the property.

Following the reconstruction and opening of the Hard Rock Hotel & Casino Biloxi, we expect to fund our business from operating cash flows.

Mississippi Bond Financing. Mississippi law provides that certain expenditures for materials made in connection with certain economic development projects in the State of Mississippi, including the land-based portion of the Hard Rock Hotel & Casino Biloxi (which includes the hotel tower, the parking garage, the low-rise pavilion and the pool area), are exempt from Mississippi’s sales tax if such expenditures are paid for with proceeds from approved industrial development revenue bonds issued by the Mississippi Business Finance Corporation, (“MBFC”). At December 31, 2005, Premier Finance Biloxi, Corp. funded consolidated capital expenditures of approximately $34.4 million to qualify for the tax-exempt status. We saved $1.7 million in sales tax that we would have otherwise been required to pay in connection with the purchase of materials used in the construction of the land-based portion of the Hard Rock Hotel & Casino Biloxi.

Premier Finance Biloxi Corp. served as the co-issuer of the Notes and will not have any material assets or operations, other than in connection with the Mississippi Business Finance Corporation financing.

The sale and issuance of the industrial development revenue bonds to Premier Finance Biloxi Corp. and the subsequent loan by the MBFC of the proceeds thereof to us did not result in any additional net indebtedness for us. However, there can be no assurance that any purchases of materials made by or on behalf of us with the proceeds of industrial development revenue bonds will be exempt from Mississippi sales tax.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$209,298,735	$181,043,637	$11,804,908	$2,488,937	$13,961,253
Operating leases	9,192,425	381,180	727,280	648,240	7,435,725
Other long-term obligations (a)	63,391,967	7,109,143	4,021,748	4,472,565	47,788,511
Total contractual cash obligations	$281,883,127	$188,533,960	$16,553,936	$7,609,742	$69,185,489

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 years
Lines of credit	$1,250,000	$—	$—	$—	$—
Total commercial commitments	$1,250,000	$—	$—	$—	$—

 (a)  Other long-term obligations represent agreements to purchase goods or services that are enforceable and legally binding on us. It includes the Hard Rock annual fee of $1.1 million which increases to $1.5 million over five years and increases annually thereafter based on the consumer price index, the Hard Rock “Continuing Fee” equal to three percent (3%) of the Licensing Fee Revenues which is approximately $600,000 per year, the Hard Rock marketing fee equal to one percent (1%) of the Licensing Fee Revenues which is approximately $175,000 per year, and $5.8 million payable to Roy Anderson Corp. for the reconstruction contract dated September 20, 2005. We are contractually obligated to pay the various Hard Rock fees in accordance with the agreement for the initial term of 20 years which ends September 2025.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 of the Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies.

Insurance Accounting

While we believe that we may recover enough insurance proceeds to rebuild the casino, pay interest, cleanup the debris and continue paying operating costs, we have only recorded insurance proceeds up to the amount of the actual costs incurred in accordance with accounting literature.

We recorded a writedown on property and equipment of $96.2 million based on our assessment in conjunction with our construction experts of property damaged as a result of Hurricane Katrina. We also recorded a charge of $9.1 million in other hurricane-related expenses comprised of debris removal, damaged inventory and intangible assets. These charges were offset by an insurance receivable of $118.5 million for the amount we expect to recover from our insurance carriers. We have incurred $6.8 million for incremental out-of-pocket costs related to the hurricane and operating costs related to the periods subsequent to the hurricane. These amounts are included in the “preopening expenses – business interruption” in the accompanying statements of operations. We have insurance coverage for property damage, remediation costs and operating expenses we incur due to damage caused by the hurricane. The “insurance recoveries” accounts include the total anticipated recoveries expected from insurance carriers of $118.5 million in charges recognized related to the damaged property, the remediation costs and operating expenses that management believes are probable of collection. We have received $51.4 million in payments from our insurance carriers as of March 9, 2006. When we and our insurance carriers agree on the final amount of the insurance proceeds we are entitled to, we may also record any related gain in the insurance recoveries account.

Intangible Assets and Impairment of Long Lived Assets

We follow the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable-that is, information indicates that an impairment might exist. If indicators of impairment are present, we must determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount. If less, recognize an impairment loss based on the excess of the carrying amount of the long-lived asset (group) over its respective fair value. At December 31, 2005, other than the writedown of $96.2 million in property and equipment damaged by Hurricane Katrina, there were no indicators of impairment.

Capitalization of Interest

In accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS No. 34”), we capitalize the interest cost associated with major development and construction projects as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest starts when construction activities, as defined in SFAS No. 34, begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period. We completed construction of the Hard Rock Hotel & Casino Biloxi in August 2005 and stopped capitalizing interest. We capitalized interest of $8.1 million, $5.8 million and $2.5 million in 2005, 2004 and 2003, respectively. Such capitalized interest becomes part of the cost of the related asset and is depreciated over its estimated useful life. As part of our impairment analysis required as a result of damage caused by Hurricane Katrina, we wrote-off $8.8 million in capitalized interest for 2005 related to the damaged property and equipment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Through December 31, 2005, we had not invested in derivative or foreign currency-based financial instruments. We are currently exposed to market risk from changes in interest rates.

Interest Rates

We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change.

The following table provides information at December 31, 2005, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

								Fair Value
Year Ended Dec. 31	2006	2007	2008	2009	2010	Thereafter	Total	12/31/2005
Liabilities
Long-term debt, including current portion
Fixed rate	$158,240,569	$—	$—	$—	$—	$12,461,253	$170,701,822	$166,461,253
Average interest rate	10.8%	0.0%	0.0%	0.0%	0.0%	15.0%	11.1%

Variable rate	$3,803,504	$4,521,148	$4,863,934	$660,697	$271,649	$—	$14,120,932	$14,120,932
Average interest rate (1)	7.6%	7.6%	7.6%	8.3%	9.6%	0.0%	7.7%

(1)          Represents the annual average LIBOR from the forward yield curve at December 31, 2005 plus the margin above LIBOR on all variable rate debt.

Item 8. Financial Statements and Supplementary Data

PREMIER ENTERTAINMENT BILOXI LLC

(A Development Stage Company)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

Consolidated Statements of Operations and Members’ Equity (Deficit) for the years ended December 31, 2005 and December 31, 2004, the period from the commencement of operations on March 27, 2003 through December 31, 2003, and the period from commencement of operations on March 27, 2003 through December 31, 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004, the period from the commencement of operations on March 27, 2003 through December 31, 2003, and the period from commencement of operations on March 27, 2003 through and December 31, 2005

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Premier Entertainment Biloxi LLC

We have audited the accompanying consolidated balance sheets of Premier Entertainment Biloxi LLC (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations and members’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004, the period from commencement of operations on March 27, 2003 through December 31, 2003 and the period from the commencement of operations on March 27, 2003 through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier Entertainment Biloxi LLC as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004, the period from commencement of operations on March 27, 2003 through December 31, 2003 and the period from the commencement of operations on March 27, 2003 through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses since its inception and has a working capital deficit at December 31, 2005. In August the Company sustained substantial damage to its hotel and casino property as a result of a hurricane. This circumstance caused the Company to delay the commencement of its gaming operations. In addition, the Company has not settled its insurance claim and has been denied access by the noteholders’ trustee and disbursement agent to substantially all the insurance proceeds that have been received. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana
March 31, 2006, except for Note 16,
as to which the date is April 11, 2006

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash	$1,747,004	$5,215
Government securities - restricted	8,332,711	25,344,412
Accounts receivable	163,005	439,263
Prepaid insurance	932,636	1,947
Prepaid expenses - other	586,944	38,685
Other current assets	23,600	—
Total current assets	11,785,900	25,829,522

Property and equipment, net of writedown	95,556,418	90,490,923

Other non-current assets:
Restricted cash	34,191,301	100,267,928
Insurance receivable	92,877,100	—
Other assets, net	6,486,277	7,722,795
Total assets	$240,896,996	$224,311,168

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$7,003,665	$108,467
Accounts payable - construction in progress (includes related party amounts of $7,601,931 and $6,180,559 at December 31, 2005 and 2004, respectively)	10,594,649	9,223,737
Accrued interest	8,326,097	7,830,821
Other accrued liabilities	3,725,252	168,866
Notes payable	158,240,569	—
Current maturities of long-term debt	3,803,504	—
Total current liabilities	191,693,736	17,331,891

Long-term debt, less current maturities	22,778,681	168,815,164

Members’ contributed capital	52,775,215	52,775,215
Deficit accumulated during development stage	(26,350,636)	(14,611,102)
Total members’ equity	26,424,579	38,164,113
Total liabilities and members’ equity	$240,896,996	$224,311,168

See the accompanying notes to the consolidated financial statements.

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND MEMBERS’ EQUITY (DEFICIT)

			Period from	Period from
			commencement of	commencement of
			operations on	operations on
	Year Ended December 31,		March 27, 2003	March 27, 2003
	2005	2004	through Dec. 31, 2003	through Dec. 31, 2005

Preopening expenses	$6,553,352	$1,977,511	$864,448	$9,395,311
Hurricane-related expenses:
Preopening expenses - business interruption	6,761,468	—	—	6,761,468
Property and equipment writedowns	96,169,274	—	—	96,169,274
Other hurricane-related expenses	9,136,196	—	—	9,136,196
	112,066,938	—	—	112,066,938
Insurance recoveries	(111,877,938)	—	—	(111,877,938)
Depreciation and amortization	382,816	66,105	—	448,921
Loss from operations	(7,125,168)	(2,043,616)	(864,448)	(10,033,232)

Other income (expense):
Interest expense	(12,508,001)	(13,305,940)	(202,800)	(26,016,741)
Interest income	1,244,473	1,805,295	407	3,050,175
Insurance recoveries - interest	6,649,162	—	—	6,649,162
Total other income (expense)	(4,614,366)	(11,500,645)	(202,393)	(16,317,404)
Net loss	(11,739,534)	(13,544,261)	(1,066,841)	(26,350,636)

Members’ equity (deficit) at the beginning of the period	38,164,113	(1,066,841)	—	—
Capital contribution from AA Capital	—	52,775,215	—	52,775,215
Members’ equity (deficit) at the end of the year	$26,424,579	$38,164,113	$(1,066,841)	$26,424,579

See the accompanying notes to the consolidated financial statements.

PREMIER ENTERTAINMENT BILOXI LLC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from	Period from
			commencement of	commencement of
			operations on	operations on
	Year Ended December 31,		March 27, 2003	March 27, 2003
	2005	2004	through Dec. 31, 2003	through Dec. 31, 2005

Operating activities
Net loss	$(11,739,534)	$(13,544,261)	$(1,066,841)	$(26,350,636)
Depreciation and amortization	382,816	66,105	—	448,921
Amortization of deferred financing costs, discount and repayment premium	1,178,917	1,286,448	183,125	2,648,490
Property and equipment writedowns	96,169,274	—	—	96,169,274
Other hurricane-related writedowns	638,473	—		638,473
Insurance recoveries	(118,527,100)	—	—	(118,527,100)
Changes in prepaid assets	(1,478,947)	(461,645)	(18,250)	(1,958,842)
Changes in other operating assets and liabilities	4,553,680	1,569,625	706,628	6,829,933

Net cash used in operating activities	(28,822,421)	(11,083,728)	(195,338)	(40,101,487)

Investing activities
Purchases of property and equipment	(79,251,038)	(39,326,939)	(32,667,602)	(151,245,579)
Insurance recoveries received	25,650,000	—	—	25,650,000
Purchases of government securities	—	(32,946,442)	—	(32,946,442)
Sales of government securities	17,044,411	8,074,529	—	25,118,940
Acquisition of intangibles	—	(431,648)	(534,024)	(965,672)
Decrease (increase) in restricted cash	66,043,916	(99,722,882)	—	(33,678,966)

Net cash provided by (used in) investing activities	29,487,289	(164,353,382)	(33,201,626)	(168,067,719)

Financing activities
Increase in deferred financing costs	(173,079)	(6,848,894)	(1,188,672)	(8,210,645)
Increase in line of credit	1,250,000	—	—	1,250,000
Proceeds from long-term debt	—	168,111,046	34,602,544	202,713,590
Capital contribution	—	15,180,810	—	15,180,810
Change in restricted cash	—	(1,017,545)	—	(1,017,545)

Net cash provided by financing activities	1,076,921	175,425,417	33,413,872	209,916,210

Net change in cash	1,741,789	(11,693)	16,908	1,747,004

Cash at beginning of period	5,215	16,908	—	—

Cash at end of year	$1,747,004	$5,215	$16,908	$1,747,004

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest, net of capitalized interest	$9,137,431	$3,184,474	$—	$18,119,653

			Period from	Period from
			commencement of	commencement of
			operations on	operations on
	Year Ended December 31,		March 27, 2003	March 27, 2003
	2005	2004	through Dec. 31, 2003	through Dec. 31, 2005

Supplemental schedule of non-cash investing and financing activities:

Construction costs funded through accounts payable	$10,594,649	$9,223,737	$—	$10,594,649

Purchase of property and equipment funded through notes payable	$14,120,932	$—	$—	$14,120,932

During the year ended December 31, 2004, AA Capital converted to equity the unpaid principal outstanding under the loan and security agreement of $34,819,190 plus accrued interest of $2,775,216, and made a cash contribution of $15,180,810 resulting in additional member’s equity of $52,775,216.

See the accompanying notes to the consolidated financial statements.

PREMIER ENTERTAINMENT BILOXI LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Premier Entertainment Biloxi LLC, a Delaware corporation, (“Premier Entertainment” or the “Company”) is a development stage company and was established to construct and manage the operations of the Hard Rock Hotel & Casino Biloxi (the “Property”). The personal liability of the members and officers of the Company is limited to the maximum amount permitted under the laws of the state of Delaware. The LLC does not have a finite life per its operating agreement.

Premier Finance Biloxi Corp. (“Premier Finance”) was incorporated in October 2003 as a Delaware corporation and is a wholly-owned subsidiary of Premier Entertainment Biloxi LLC. Under Mississippi law, certain expenditures are exempt from sales tax if purchased with the proceeds from industrial development revenue bonds issued by the Mississippi Finance Corporation. Premier Finance was formed to fund the capital expenditures that qualify for the tax-exempt status.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Premier Entertainment and its subsidiary, Premier Finance, and have been prepared by the Company’s management in accordance with accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”).

The Company has incurred a loss from operations of $26.4 million for the period from the commencement of operations on March 27, 2003 through December 31, 2005. Construction of the Property was completed on-time and on-budget in August 2005. However, on August 29, 2005, the Company’s casino was destroyed and the casino related facilities, low-rise building, hotel tower and parking garage sustained significant damage as a result of Hurricane Katrina.

The Company had purchased a comprehensive blanket policy providing up to $181.5 million in coverage for real and personal property, including business interruption coverage on August 15, 2005. On September 1, 2005 the Company engaged Roy Anderson Corp. to begin clearing the debris from the property and perform substantial remediation; however, remaining remediation, debris removal and reconstruction efforts were halted as U.S. Bank National Association, in its capacity as trustee and disbursement agent for the 10 3/4% First Mortgage Notes due 2012 (“the Notes”), had denied the Company’s disbursement request for payment of construction expenses incurred prior to Hurricane Katrina, as well as the request to access insurance proceeds received for the purpose of remediation, debris removal, and reconstruction. On February 22, 2006, the trustee and disbursement agent agreed to disburse limited insurance proceeds for the payment of certain costs and expenses related to protecting and maintaining the Hard Rock Hotel & Casino Biloxi and the pursuit of the collection of insurance claims arising from damages caused by Hurricane Katrina. Even with this limited release of insurance proceeds, however, the Company has a significant working capital deficit and has been unsuccessful in its attempt to pay various parties, including vendors, the general contractor and subcontractors, for work performed in good faith prior to Hurricane Katrina to construct the Hard Rock Hotel & Casino Biloxi due to the trustee and disbursement agent’s denial of those disbursement requests.

In an effort to protect the Hard Rock Hotel & Casino Biloxi, to pursue ongoing reconstruction efforts and to prevent liens from being filed against the property, the Company initiated litigation on October 27, 2005 against the trustee and disbursement agent for the Notes, asking the court to enforce the disbursement agreement and order the trustee and disbursement agent to disburse funds due under the disbursement requests. On January 3, 2006, the trustee and disbursement agent filed a counterclaim in this matter alleging that funds disbursed to the Company prior to the hurricane for preopening expenses were used for other purposes. The Company denies these allegations and will vigorously defend all actions taken in this matter.

On December 16, 2005 the Company initiated additional litigation against the trustee and disbursement agent, seeking to have the Court determine that (1)  the trustee and disbursement agent has withheld to date, in violation of the indenture with respect to the Notes, insurance proceeds due the Company for the rebuilding, repair, replacement or construction of improvements to the property; (2) the trustee and disbursement agent has improperly withheld from the Company funds received from business interruption insurance; (3) the definition of “net loss proceeds” in the indenture does not include funds received from the business interruption insurance; and (4) that the 365 day grace period to rebuild the property granted in Section 4.11  of the indenture tolls or extends certain default provisions contained in the indenture.

On March 3, 2006, the Company entered into a litigation deferral agreement dated March 1, 2006 with the trustee and disbursement agent that defers all litigation activity including discovery in the October 27, 2005 and December 16, 2005 lawsuits until April 15, 2006. The agreement also provides a 45-day extension of the deadlines relating to the two lawsuits.

The Company believes that all property damage sustained at the property is covered by insurance. The $25.0 million primary layer of coverage and the $25.0 million second layer (first excess layer) have been settled for the full amount of coverage. 55% of the $131.5 million third layer (second excess layer) has been settled for $66.2 million. The Company is in active negotiations with certain carriers in the remaining 45% of the third layer. The Company is in litigation with one of those carriers in the remaining third layer of coverage.

The Company has received $25.6 million in insurance proceeds as of December 31, 2005 and an additional $25.8 million through March 9, 2006 bringing the total insurance proceeds received up to $51.4 million. These recoveries include $5.4 million received under certain deductible buy-down policies. Proceeds received have been deposited with the trustee and disbursement agent.

The Company believes that it is adequately insured and that the ultimate monetary settlement of claims under its insurance policies may be sufficient to reconstruct the property similar to its condition immediately preceding Hurricane Katrina, cover interest and continuing expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent Hurricane Katrina, assuming the Company would not be required to refinance its Notes and that the trustee and disbursement agent allow access to the insurance proceeds received and the negotiations and litigation with the remaining insurance carriers are settled in a timely manner.

However, due to the continuing delays incurred as a result of the trustee and disbursement agent’s actions which have prevented access to the insurance proceeds together with the current pace of negotiations and litigation with the remaining insurance carriers in the third layer of coverage, the ultimate monetary settlement of claims under the insurance policies may not be sufficient to reconstruct the property similar to its condition immediately preceding Hurricane Katrina, cover interest and continuing expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent to Hurricane Katrina absent new financing. As such, the Company has been actively seeking new financing alternatives for the purpose of refinancing the Notes, reconstructing the property, funding interest and continuing expenses during the reconstruction period and settling outstanding payables.

In working with its construction experts, the Company has estimated the cost of debris removal and replacing the property and equipment destroyed by the hurricane to be approximately $120.0 million and would take approximately fifteen to seventeen months to fully reconstruct. Interest payments under the Notes during this reconstruction period are estimated to be approximately $21.5 million to $24.4 million and preopening expenses are estimated to be approximately $15.0 million to $17.0 million. The Company believes that the cost of repairing and equipping the property and readying it for interim hotel and casino operations to be approximately $67.0 million and would take approximately six to eight months to commence interim operations. Interest payments under the Notes during this reconstruction period are estimated to be approximately $8.6 million to $11.5 million and preopening expenses are estimated to be approximately $6.0 million to $8.0 million. Cash flows generated from interim hotel and casino operations would provide additional liquidity to cover interest and continuing expenses during the additional time necessary to reconstruct the permanent casino.

Management’s actions and plans to deal with the above circumstances include the following:

•      The Company has significantly reduced operating costs maintaining only those employees and incurring only those costs critical to the pursuit of insurance claims settlements and protection of the remaining property and related facilities from further deterioration.

•      The Company has continued to pursue the remediation process in an effort to mitigate further deterioration of the property to the extent of the limited funds released by the trustee and disbursement agent.

•      The Company has been actively engaged in the process of insurance settlement negotiations and has been pursuing new financing alternatives for the purpose of reconstructing the property and settling existing payables.

•      The Company has been evaluating various alternatives including operating an interim hotel and casino with 600 to 800 gaming positions inside the land based facility during reconstruction in light of the decision by the Mississippi State legislature allowing shore based gaming within eight hundred feet of mean tide.

There is no assurance that the insurance proceeds ultimately received will be sufficient to carry out the Company’s plans or that these plans can be accomplished.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Premier Entertainment and its subsidiary. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates used in preparing the 2005 financial statements include the estimated amount of insurance recoveries, the replacement cost of the Company’s property damaged by the storm and the operating costs and interest which will be incurred during the reconstruction period. (See Note 5.)  Actual results could differ significantly from those estimates.

Reclassifications

Reclassifications were made in the consolidated statements of operations in prior years to conform to the current year’s presentation.

Property and Equipment

Property and equipment are stated at cost. The Company capitalizes the cost of purchases of property and equipment and capitalizes the cost of improvements to property and equipment that increases the value or extends the useful lives of the assets. Maintenance and repairs are charged to expense as incurred whereas major betterments will be capitalized as depreciable assets. Gains or losses on dispositions of property and equipment are included in the determination of income. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Building	35 years
Furniture, fixtures and equipment	5-10 years

The Company has included in the statements of operations an estimate of the depreciation expense for the office equipment as well as a pro-rata portion of the property that was able to be placed in operations after Hurricane Katrina. This primarily relates to office space and equipment.

In accordance with SFAS No. 34, Capitalization of Interest Cost (“SFAS No. 34”), the Company capitalizes the interest cost associated with major development and construction projects as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest starts when construction activities, as defined in SFAS No. 34, begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period. Accordingly, the Company suspended the capitalization of interest after Hurricane Katrina.

Long-Lived Assets

Long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using market prices or, in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company has included an impairment charge in its statement of operations for the year ended December 31, 2005, because of the damage to the long-lived assets’ physical condition caused by Hurricane Katrina. (See Note 5.)

Other Assets

The Company’s other assets include intangible assets and deferred financing costs.

Intangible Assets

The Company has a 20-year license agreement with Hard Rock Hotel Licensing, Inc., which provides for two successive 10-year terms, under which the Company has the exclusive right to use and develop the “Hard Rock” brand name in connection with a hotel and casino resort in Biloxi, Mississippi. As consideration for the grant of the right to use the Licensed Rights as provided in the License Agreement, the Company paid a one-time territory fee of $500,000. This cost is recorded as an intangible asset on the balance sheet and is being amortized over a 20-year period that began in September 2005.

Deferred Financing Costs

The costs of issuing long-term debt are capitalized and amortized over the term of the related debt.

Self-Insurance

The Company is self-insured for employee medical insurance coverage. Self-insurance liabilities are estimated based on the Company’s claims experience and are included in accrued liabilities on the consolidated balance sheets.

Preopening Costs

Preopening costs are expensed as incurred, consistent with Statement of Position 98-5, Reporting on the Costs of Start-up Activities (“SOP 98-5”). Expenses incurred include payroll and payroll related expenses, marketing expenses, office rental, outside services, and other expenses related to the start-up phase of operations.

Income Taxes

The Company was formed as a Delaware limited liability company and elected to be treated as a partnership; accordingly, any tax related to the Company’s income is the obligation of its members and no federal or state income tax provision has been recorded in the Company’s financial statements.

New Accounting Pronouncements

The Company has reviewed current accounting literature and does not believe that the implementation of the new accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

2. Government Securities - Restricted

In February 2004, the Company invested $32.9 million in U.S. Treasury securities in accordance with the Disbursement Agreement with U.S. Bank as disbursement agent. The investment is classified as held to maturity, and is recorded as government securities at its acquisition cost including accrued interest at December 31, 2005. The investment plus the interest earned were designated to be used to pay the first four interest payments on the Notes as required by the Disbursement Agreement. The Company has made three interest payments on the Notes as required. As of December 31, 2005, the balance in this account was $8.3 million which was used to pay the February 1, 2006 interest payment on the Notes.

3. Property and Equipment

Property and equipment held at December 31, 2005 and 2004 consisted of the following:

	December 31,
	2005	2004

Land	$30,991,578	$30,991,578
Building	50,702,761	—
Equipment	12,568,111	292,514
Construction in progress	1,620,036	59,216,411
	95,882,486	90,500,503
Less: accumulated depreciation	326,068	9,580
Property and equipment, net	$95,556,418	$90,490,923

Depreciation expense totaled $333,373 in 2005 and $9,580 in 2004. No depreciation expense was recorded in 2003. Interest capitalized totaled $8.1 million in 2005, $5.8 million in 2004 and $2.5 million in 2003.

Property and equipment at December 31, 2005 is net of a $96.2 million writedown as a result of damages from Hurricane Katrina. (See Note 5.)  Construction in progress at December 31, 2005 consists of the costs incurred for the reconstruction and redevelopment of the Hard Rock Hotel & Casino Biloxi following Hurricane Katrina. Construction in progress at December 31, 2004 consisted of the original construction and development of the Hard Rock Hotel & Casino Biloxi.

4. Restricted Cash

The net proceeds from the issuance of the Notes, a portion of the equity investment and the proceeds from the junior subordinated note were deposited into a construction disbursement account and a tidelands lease reserve account pursuant to the disbursement agreement. At December 31, 2005, the remaining net proceeds including related interest from these financing activities totaled approximately $8.6 million. The insurance proceeds related to Hurricane Katrina (see Note 5) totaling $25.6 million, of which $1.0 million was released to pay professional fees on behalf of the noteholders, were also deposited into a restricted cash account. These accounts are pledged to the trustee and disbursement agent as security for the Company’s obligations under the Notes. The funds will be disbursed in accordance with the disbursement agreement. The Company also has a certificate of deposit which is pledged as security for the Company’s obligations under the Hard Rock license agreement. In the accompanying consolidated balance sheets, restricted cash is classified as non current as it is primarily designated for the reconstruction of property and purchases of equipment. At December 31, 2005, restricted cash included the following:

	December 31,
	2005	2004

Construction disbursement	$7,563,614	$100,250,382
Tidelands lease reserve	1,035,440	17,546
Insurance proceeds	24,577,870	—
Cash restricted by the Notes	33,176,924	100,267,928

Certificate of deposit restricted by the Hard Rock license agreement	1,014,377	—
Total restricted cash	$34,191,301	$100,267,928

5. Hurricane Katrina

On August 29, 2005, the Company’s casino was destroyed and the casino related facilities, low-rise building, hotel tower and parking garage sustained significant damage as a result of Hurricane Katrina. The insurance policy provides $181.5 million in coverage for damage to real and personal property, and for business interruption. The insurance is comprised of a $25.0 million primary layer underwritten by Industrial Risk Insurers, a second $25.0 million excess layer underwritten by several insurance carriers, and a third excess layer comprising $131.5 million underwritten by several insurance carriers. The syndicated coverage is spread over twelve different insurance carriers, each with an A.M. Best Rating of A (Excellent) or better. The Company has a 3.0% deductible on its coverage, but purchased three additional insurance policies to reduce the Company’s liability related to this deductible. The Company believes that total exposure for its deductible expense is anticipated to be no more than $80,000. The Company believes all damages sustained at Hard Rock Hotel & Casino Biloxi are covered under a “Weather Catastrophe Occurrence” (“WCO”), as defined in the primary coverage policy and that the full $181.5 million limit of the policies is available to restore the property similar to its condition immediately preceding Hurricane Katrina.

The Company believes that all property damage sustained at the property is covered by insurance. The $25.0 million primary layer of coverage and the $25.0 million second layer (first excess layer) have been settled for the full amount of coverage. 55% of the $131.5 million third layer (second excess layer) has been settled for $66.2 million. The Company is in negotiations with certain carriers in the remaining 45% of the third layer. Offers have been received from four of the five carriers in the third layer for 50% of policy limits, or $22.7 million. The Company does not agree that these offers are acceptable as it believes these carriers are liable for the full amount of their coverage under a WCO. The Company is in ongoing negotiations with these carriers and is in litigation with one carrier in the remaining third layer of coverage.

The Company has received $25.6 million in insurance proceeds as of December 31, 2005 and an additional $25.8 million through March 9, 2006 bringing the total insurance proceeds received to $51.4 million. These recoveries include $5.4 million received under certain deductible buy-down policies. The proceeds received have been deposited with the trustee and disbursement agent.

The Company believes it is adequately insured and that the ultimate monetary settlement of claims under its insurance policies may be sufficient to reconstruct the property similar to its condition immediately preceding Hurricane Katrina, cover interest and continuing expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent to Hurricane Katrina, assuming that the Company would not be required to refinance its Notes and that the trustee and disbursement agent allow access to the insurance proceeds received and the negotiations and litigation with the remaining insurance carriers are settled in a timely manner.

However, due to the continuing delays incurred as a result of the trustee and disbursement agent’s actions which have prevented access to the insurance proceeds together with the current pace of negotiations and litigation with the remaining insurance carriers in the third layer of coverage, the ultimate monetary settlement of claims under the insurance policies may not be sufficient to reconstruct the property similar to its condition immediately preceding Hurricane Katrina, cover interest and continuing expenses through the reconstruction period and settle all outstanding payables arising both prior to and subsequent to Hurricane Katrina absent new financing. As such, the Company has been actively seeking new financing alternatives for the purpose of refinancing the Notes, reconstructing the property, funding interest and continuing expenses during the reconstruction period and settling outstanding payables.

In working with its construction experts, the Company has estimated the cost of debris removal and replacing the property and equipment destroyed by the hurricane to be approximately $120.0 million and would take approximately fifteen to seventeen months to fully reconstruct. Interest payments under the Notes during this reconstruction period are estimated to be approximately $21.5 million to $24.4 million and preopening expenses are estimated to be approximately $15.0 million to $17.0 million. The Company believes that the cost of repairing and equipping the property and readying it for interim hotel and casino operations to be approximately $67.0 million and would take approximately six to eight months to commence interim operations. Interest payments under the Notes during this reconstruction period are estimated to be approximately $8.6 million to $11.5 million and preopening expenses are estimated to be approximately $6.0 million to $8.0 million. Cash flows generated from interim casino operations would provide additional liquidity to cover interest and continuing expenses during the additional time necessary to reconstruct the permanent casino.

As of December 31, 2005, the Company had incurred property and equipment losses, other hurricane-related expenses and additional preopening expenses including interest on the Notes and the Company’s other borrowings totaling $118.5 million. Due to the uncertainties regarding the amount of the insurance recovery, the Company has limited the recorded insurance recovery to the costs it has incurred to date less the policy deductible and nonrecoverable costs. The insurance receivable of $92.9 million due from the insurance carriers is made up of the following components at December 31, 2005:

December 31,
2005

Property and equipment writedown	$96,169,274
Other hurricane-related expenses	9,136,196
Preopening expenses - business interruption	6,761,468
Interest - business interruption	6,649,162
118,716,100
Less: deductible and nonrecoverable costs	189,000
Less: proceeds received	25,650,000
Insurance receivable	$92,877,100

6. Other Assets

Other non-current assets consisted of the following:

	December 31,
	2005	2004

Hard Rock license fee, net of accumulated amortization of $8,334 and $0 at December 31, 2005 and 2004, respectfully	$491,666	$500,000
Leasehold contract, net of accumulated amortization of $56,525 at December 31, 2004	—	375,120
10 3/4% First Mortgage Notes due 2012 financing costs, net of accumulated amortization of $1,824,535 and $859,307 at December 31, 2005 and 2004, respectfully	5,946,611	6,738,760
Licenses	—	108,915
Deposit	48,000	—
Other assets, net	$6,486,277	$7,722,795

Amortization expense for the Hard Rock license fee and the leasehold contract was $49,443 in 2005 and $56,525 in 2004. No amortization expense was recorded in 2003. For the Hard Rock license fee, the estimated amortization expense per year for the next five years is $25,000.

7. Self-insurance Liability

In July 2005, the Company’s employee-related health care benefits program became self-funded up to a maximum amount of $50,000 per claim. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. The liabilities are based on claims filed and estimates of claims incurred but not reported. For the year ended December 31, 2005, the Company’s liabilities for unpaid and incurred but not reported claims totaled $318,967 and are included in other accrued liabilities in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover future claims payments.

8. Long-Term Debt and Loan and Security Agreement

Long-term debt consisted of the following which are more fully described below:

	December 31,
	2005	2004

10 3/4% First Mortgage Notes due 2012, net	$158,240,569	$158,048,094
15% Junior Subordinated Note due 2012, net	12,461,253	10,767,070
Variable rate IGT note payable	12,870,932	—
Variable rate Senior Secured Reducing Line of Credit Facility	1,250,000	—
	184,822,754	168,815,164
Less: notes payable current	158,240,569	—
Less: current maturities	3,803,504	—
Long-term debt	$22,778,681	$168,815,164

The aggregate principal payments due, including the total amount of the First Mortgage Notes classified as a current liability at December 31, 2005, on total long-term debt over the next five years and thereafter are as follows:

2006	$162,044,073
2007	4,521,148
2008	4,863,934
2009	660,697
2010	271,649
Thereafter	12,461,253
Total long-term debt	$184,822,754

10 3/4 % First Mortgage Notes due 2012

On January 23, 2004, the Company issued $160.0 million of 10 ¾% First Mortgage Notes due February 1, 2012 in a private placement offering which were subsequently exchanged in an exchange offer registered on Form S-4. The debt outstanding at December 31, 2005 includes an unamortized discount of $1.8 million, which is being amortized over the term of the Notes. The Notes are senior to all existing and future senior unsecured indebtedness, but are subordinated up to $30.0 million of senior secured indebtedness incurred to finance the acquisition and installation of furniture, fixtures and equipment. The Notes are secured by a pledge of the Company’s membership interests and substantially all of the existing and future assets, other than furniture, fixtures and equipment purchased with the proceeds of certain other indebtedness, and cash-on-hand. In addition, the trustee and disbursement agent is named as a loss payee on behalf of the noteholders under the Company’s blanket insurance policies.

Interest on the Notes is payable semiannually on each February 1 and August 1 through maturity. The Notes may be redeemed, in whole or in part, at any time on or after February 1, 2008 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on February 1 of the years indicated below:

Year	Percentage
2008	105.38%
2009	102.69%
2010 and thereafter	100.00%

 In addition, up to 35% of the Notes may be redeemed at a premium on or prior to February 1, 2007 with the net cash proceeds of an initial public offering. As of December 31, 2005, the Company had recorded deferred financing costs totaling $5.9 million, net of accumulated amortization, which were incurred in connection with the private placement. These deferred financing costs are included in other assets and are being amortized over the term of the related long-term debt.

Under the indenture, in an Event of Loss arising from a storm such as Hurricane Katrina, the Company is required to make an Event of Loss Offer to the extent of certain net loss proceeds. The Company, therefore, will be required under the terms of the indenture to offer to all holders of the Notes an opportunity to purchase the maximum principal amount of Notes that may be purchased out of the Net Loss Proceeds. In the accompanying consolidated balance sheets, the Notes are classified as current as the Event of Loss Offer will be made in 2006.

The Notes contain certain covenants. As of December 31, 2005, the Company believes it is in compliance with the covenants contained in the Notes; however, on January 6, 2006, the Company received a notice from the trustee and disbursement agent relating to its Notes that an Event of Default, as defined in the indenture (the “Indenture”) relating to the Notes, has occurred under Section 6.01(o) of the Indenture because of an alleged failure of the Hard Rock Hotel & Casino Biloxi to be operating by the Operating Deadline (as defined in the Indenture). Further, the trustee and disbursement agent alleges that an additional Event of Default may also occur under Section 6.01(c) of the Indenture. On January 6, 2006, the Company responded via a letter to the trustee and disbursement agent that it disagrees with the trustee and disbursement agent that any Event of Default has occurred under Section 6.01 of the Indenture. Further, the letter noted that the trustee and disbursement agent has no right to declare an Event of Default pursuant to Section 6.01(o) of the Indenture. In addition, the Company noted to the trustee and disbursement agent that certain of its assertions are subject to litigation in the United States District Court for the Southern District of Mississippi, Southern Division. On March 3, 2006, the Company signed a litigation deferral agreement dated March 1, 2006 with the trustee and disbursement agent that defers all litigation activity including discovery in the October 27, 2005 and December 16, 2005 lawsuits until April 15, 2006. The agreement also provides a 45-day extension of the deadlines relating to the two lawsuits.

15% Junior Subordinated Note due 2012

Concurrently with the issuance of the Notes, the Company borrowed $10.0 million in the form of a junior subordinated note due August 1, 2012 from Rank America, Inc., an affiliate of The Rank Group Plc, which owns Hard Rock Hotel Licensing, Inc. Interest on the junior subordinated note accrues at a rate of 15% per annum and will be paid semiannually. If the Company had remained open as planned, the first interest payment would have been due on February 1, 2006. Accrued interest at each semi annual interest payment date prior to opening shall be added to the principal balance. As a result of Hurricane Katrina, the Company was ordered to shut down operations by the Mississippi Gaming Commission. Therefore, the Company is currently working with the note holder to clarify the re-opening date in order to determine when interest payments will be due. The Company will be required to pay a repayment premium of 3% of the principal amount of the junior subordinated note when it is repaid. The Company is accruing the repayment premium over the term of the junior subordinated note. In the event of a change of control or if the Hard Rock license agreement is terminated and the project becomes owned, operated or licensed by a Hard Rock competitor, the Company will be required to repay all amounts due under the junior subordinated note agreement. In addition, the Company may be required to make quarterly mandatory prepayments as calculated under the terms of the junior subordinated note once the Company reopens the hotel and casino after reconstruction from the Hurricane Katrina damage.

The agreement with Rank America covering the junior subordinated note contains covenants that are different and, in some instances, more restrictive than those covenants in the indenture governing the Company’s Notes. If there is a default under the Rank America agreement, then there will be a default under the indenture. For example, the Rank America agreement provides that interest under the junior subordinated note will be payable in cash after the Hard Rock Hotel & Casino Biloxi has opened and the fixed charge coverage ratio exceeds 2.0:1.0 for the preceding four fiscal quarters. If the Company fails to pay cash interest to Rank America after the interest becomes payable in cash, it would be in default under the investment agreement and the junior subordinated note. Such default would also cause a default under the indenture. Although the Company entered into an intercreditor agreement with Rank America limiting their rights to payment under the junior subordinated note and to exercise their remedies under the investment agreement, the Company may not have sufficient proceeds to pay its debt obligations under the Notes if there is a default.

IGT Note Payable

On January 5, 2005, the Company entered into a Commercial Sales and Security Agreement with International Game Technology (“IGT”) for the financing of certain gaming devices and gaming systems. Pursuant to the agreement, the Company purchased approximately 1,100 slot devices from IGT as well as software licenses and related equipment for the gaming system. Under the IGT agreement due February 5, 2008, interest accrues at the “high Wall Street Journal prime lending rate” (7.25% at December 31, 2005) and payments are based on a 60-month amortization payable in thirty-six (36) monthly installments of principal and accrued interest with a balloon payment on the thirty-seventh (37th) month of the outstanding remaining principal. The first payment shall be due in February 2006. As of December 31, 2005, the Company has received $12.9 million in respect to the gaming devices and has recorded a note payable. IGT is named as a loss payee under the Company’s blanket insurance policies.

Senior Secured Reducing Line of Credit Facility

On April 19, 2005, the Company, entered into a Commitment Letter for a $10.0 million Senior Secured Reducing Line of Credit Facility (“Credit Facility”) with Hibernia National Bank (“Lead Arranger”) and ORIX Financial Services, Inc. (“Lender”). The Credit Facility will be secured by a security interest in certain collateral purchased by the Company and the lenders are named as a loss payee under the Company’s blanket insurance policies. As set forth in the Commitment Letter, the total term is for a period of sixty-six months with the initial funding period through December 31, 2005 and the secondary funding period defined as the earlier of twelve months following the opening of the Hard Rock Hotel & Casino Biloxi for business to the public on March 26, 2007. The Company will have an option to choose at the time of the initial draw the pricing of one, two, three or six month LIBOR plus a margin of 4.25% or the prime rate plus 1.25%.

As of December 31, 2005, $1.3 million has been drawn against this Credit Facility. The remaining undrawn $8.7 million may be available for funding if adequate collateral is available. Interest on the Credit Facility accrued at the rate of 4.25% at December 31, 2005. During the initial funding period through December 31, 2005, the Company made monthly payments of accrued interest based on the outstanding balance of the Credit Facility. On December 31, 2005, the outstanding balance of the Credit Facility was converted into a fully amortizing, five year term loan (“Initial Term Loan”) due December 31, 2010. The Company will repay the Initial Term Loan over twenty (20) quarters by remitting fixed principal payments plus accrued interest. During the secondary funding period, the Company will make monthly payments of accrued interest based on the outstanding balance of the Credit Facility. Upon the earlier of the expiration of the secondary funding period or the aggregate funding of the Credit Facility, the outstanding balance will be converted to a term loan that will amortize over sixteen (16) quarters. The Company will remit scheduled fixed quarterly principal payments plus accrued interest.

Other

On July 1, 2005, an Irrevocable Letter of Credit was issued by The Peoples Bank in the amount of $1.0 million to comply with the terms and conditions of the Licensing Agreement with Hard Rock Hotel Licensing, Inc. by the Company. The Letter of Credit was secured by a certificate of deposit in the amount of $1.0 million for a term of 90 days and will automatically renew. The Letter of Credit will be increased to $3.0 million within 90 days following the reopening of the Hard Rock Hotel & Casino Biloxi after reconstruction from the Hurricane Katrina damage.

9. Capital Structure

On January 23, 2004, GAR LLC (“GAR”) received 100 Class A common units representing a 55% membership interest in the Company.  AA Capital received 100 Class B common units and 100 Class A preferred units representing the remaining 45% membership interest in exchange for $52.8 million of members’ equity through conversion of the unpaid principal and accrued interest on the loan and security agreement plus an incremental cash contribution of $15.2 million.

On January 24, 2005, the LLC Operating Agreement was amended to establish 100 Class C common non-voting units, a new Class of membership interest in the Company. On this same date, sixty-six and two-thirds (66 2/3) of the Class C common units were granted to Joseph Billhimer, the Company’s President and Chief Operating Officer.

In accordance with the LLC Operating Agreement, the Class A and B common holders have the ability to appoint 50% of the committee members on the Board of Managers.  AA Capital’s initial contribution will accrue at 17% per annum return compounding annually which will be reduced as and when distributions are made to the Class A preferred holders.  Losses will be allocated to the extent and in proportion to the respective capital account balance of the member and then any remaining loss is allocated to the members in accordance with their percentage interest.  Profits will be allocated to the members to the extent cumulative losses were allocated in excess of profits.  The owners of the Class A preferred units will then receive an allocation of profits equal to the accrued interest converted to member’s equity of $2.8 million plus the accrued 17% return.  The remaining profits will be allocated to the members in accordance with their relative percentage interest.  Net cash-flow will be distributed no later than the 120th day following the end of the fiscal year, taking into account the quarterly tax distributions, to the members in accordance their percentage interests.

10. Related Party Transactions

A member of GAR is the President and Chief Executive Officer of Roy Anderson Corp., the Company’s general contractor.  The Company believes that the terms of the agreement with the contractor are similar to those that could otherwise be received from a third party.  Total payments on the GMP contract for the period from the commencement of operations on March 27, 2003 through December 31, 2005, were $87.2 million of which $67.0 million was paid directly to a related party.  The work was completed in August 2005 prior to Hurricane Katrina.  At December 31, 2005, $1.8 million was outstanding and payable to Roy Anderson Corp. related to this contract and are included in accounts payable – construction in progress liability in the accompanying consolidated balance sheets.

On September 20, 2005, the Company entered into a new $7.0 million agreement with the Company’s general contractor to provide various services required as a result of the destruction caused by Hurricane Katrina. Total payments under this contract through December 31, 2005, were $1.2 million all of which was paid directly to Roy Anderson Corp.  The work was completed in November 2005.  At December 31, 2005, $5.8 million was outstanding and payable to Roy Anderson Corp. related to this contract and are included in accounts payable – construction in progress liability in the accompanying consolidated balance sheets.

11. Commitments

Operating Leases

The Company is committed under various operating lease agreements primarily related to property, submerged tidelands and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancelable operating leases are as follows:

2006	$381,180
2007	381,180
2008	346,100
2009	326,340
2010	321,900
Thereafter	7,435,725
Total minimum lease payments	$9,192,425

Total rent expense for these long-term lease obligations was $275,423 in 2005, $200,190 in 2004 and $-0- for the period from inception through December 31, 2003.

In October 2003, the Company entered into an agreement with the State of Mississippi for the lease and use of approximately 5 acres of submerged tidelands. The term of the lease is for a period of 30 years. For the initial period commencing on October 27, 2003 until the earlier of June 1, 2007 or the first day of the calendar month in which business operations start on the leased premises, the Company must pay annual rent of $21,900. At the end of the initial period, the State of Mississippi will determine the annual rent which will be a fixed amount.

In November 2003, the Company entered into an agreement with the City of Biloxi, Mississippi to lease property and the related airspace for a period of 40 years. For the initial three years of the lease beginning in October 2004, the Company must pay monthly rent of $12,500. The rent will increase by the Consumer Price Index beginning on the fifth anniversary date of execution of the lease and continuing on each fifth anniversary date.

Other Commitments

Under the Hard Rock licensing agreement, the Company is obligated to pay an annual fee of $1.1 million which increases to $1.5 million over five years and increases annually thereafter based on the consumer price index, plus fees based on future non-gaming revenues.   At December 31, 2005, the Company has accrued $366,667 for this obligation.  The Company will pay a “Continuing Fee” equal to three percent (3%) of the Licensing Fee Revenues and a marketing fee equal to one percent (1%) of the Licensing Fee Revenues during the term of the agreement.  In no event shall these fees be construed so as to allow licensor to share in any revenue generated by the Company’s gaming operations.  At December 31, 2005, the Company has accrued $190,072 related to the Continuing Fee and $63,357 related to the marketing fee.  These fees are included in other accrued liabilities in the accompanying consolidated balance sheets.

In December 2003, the Company entered into a lease, which gives Hard Rock STP the right to operate a café (the Café) on the designated premises of the Property as a restaurant and bar having a “Hard Rock Café” theme. The initial term of the lease is 20 years beginning on the earlier of the date on which the Cafe is open for business or 180 days after the Company delivers the completed shell of the Cafe premises to Hard Rock STP. Hard Rock STP is obligated to pay rent equal to five percent of its gross sales. No rent is due for the first 24 months of the lease.

In December 2003, the Company entered into a lease, which gives Hard Rock STP the right to operate a retail store for the sale of “Hard Rock” branded merchandise. The initial term of the lease is 20 years beginning on the earlier of the date on which the Retail is open for business or 180 days after the Company delivers the completed shell of the Retail premises to Hard Rock STP.  Hard Rock STP is obligated to pay rent equal to five percent of its gross sales during the first three rental years and seven percent of its gross sales for the remainder of the lease term.

12.  Employee Benefit Plans

Health Insurance Plan

The Company has a qualified employee insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents. The Company’s expense for the plan was approximately $510,491 in 2005, $54,173 in 2004 and $7,429 for the period from inception through December 31, 2003.

2004 Membership Interest Appreciation Rights Plan

Effective May 26, 2005, the Company established the Premier Entertainment Biloxi LLC 2004 Membership Interest Appreciation Rights Plan (the “Plan”) in order to attract and maintain the services of certain senior level employees who are or who will be providing services to the Company.  The effective date of the Plan is June 1, 2004.  Under the Plan, participants will have the opportunity to receive a cash award based on the increase in value of the Company.  Upon date of grant, a participant will be granted a Membership Interest Appreciation Right (“Right”) that will vest over a five year period – 60% in year 3, 80% in year 4 and 100% in year 5.  Payments of vested Rights occur upon (a) a recapitalization event resulting in the repayment of the Class A Preferred Membership Interests of the Company, or (b) a Change in Control event (as defined in the Plan).  In the event a participant is entitled to receive payment for Rights, the payment amount shall be equal to the product of:  (i) the number of Rights surrendered, multiplied by (ii) the Fair Market Value Per Membership Unit on the exercise date less the Fair Market Value Per Membership Unit on the Grant Date, less applicable withholding taxes and authorized payroll deductions.  The Fair Market Value Per Membership Unit is the value of a Membership Unit of the Company determined by a majority of the Board of Mangers in good faith in its sole and absolute discretion with reference to the Company’s Class C membership interests.  It is the intent of the Company that the Fair Market Value Per Membership Unit mirrors the fair market value of the Company’s Class C membership interests.  As of December 31, 2005, the Company has granted 4.2% rights under this plan.  The fair market value of these rights at December 31, 2005 is zero; therefore, no liability has been recorded in the accompanying Consolidated Balance Sheets.

13.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

•      Cash and cash equivalents - The carrying amounts approximate fair value because of the short maturity of these instruments.

•      Government securities - restricted - The carrying amounts approximate fair value because of the short maturity of these instruments.

•      Restricted cash - The carrying amounts approximate fair value because of the short maturity of these instruments.

•      Long-term debt - The fair value of the Company’s long-term debt is estimated based on the quoted market price of the underlying debt issue or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to the Company for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$1,747,004	$1,747,004	$5,215	$5,215
Government securities - restricted	8,332,711	8,332,711	25,344,412	25,344,412
Restricted cash	34,191,301	34,191,301	100,267,928	100,267,928

Financial liabilities:
10 3/4% First mortgage notes (1)	$158,240,569	$154,000,000	$158,048,094	$175,200,000
15% Junior subordinated note	12,461,253	12,461,253	10,767,070	10,767,070
IGT note payable	12,870,932	12,870,932	—	—
Senior secured reducing line of credit facility	1,250,000	1,250,000	—	—

(1) Fair value was determined by multiplying the par value of the Notes ($160.0 million) by the market price at year-end.  Market price as a percentage of par value was 96.25% and 109.5%, respectively, at December 31, 2005 and 2004.

14.  Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected unaudited quarterly financial data for each of the quarters for 2005 and 2004:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Operating expenses:
Income (loss) from operations	(1,068,984)	(1,280,108)	(6,441,949)	1,665,873
Interest expense, net	(2,208,527)	(1,174,604)	(2,730,587)	(5,149,810)
Insurance recoveries - interest	—	—	—	6,649,162
Net income (loss)	(3,277,511)	(2,454,712)	(9,172,536)	3,165,225

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004*	2004*	2004	2004
Operating expenses:
Loss from operations	(296,499)	(485,333)	(498,940)	(762,844)
Interest expense, net	(2,466,717)	(3,280,892)	(3,360,449)	(2,392,587)
Net loss	(2,763,216)	(3,766,225)	(3,859,389)	(3,155,431)

The fourth quarter of 2005 includes $13.4 million related to insurance recoveries for business interruption related to Hurricane Katrina. (See Note 5.)  Certain of these costs were incurred in third quarter.  However, the recovery related to those amounts was not recorded at September 30, 2005 due to the Company’s uncertainty related to its insurance recovery.

*These amounts have been restated from those previously reported to correct an error related to the calculation of capitalized interest as discussed in Form 10-Q/A filed in November 2004.  This correction is for the period ending March 31, 2004 and the period ending June 30, 2004.

15. Subsequent Events

Notice From Trustee and Disbursement Agent

On January 6, 2006, the Company received a notice from the trustee and disbursement agent relating to its Notes that an Event of Default, as defined in the indenture (the “Indenture”) relating to the Notes, has occurred under Section 6.01(o) of the Indenture because of an alleged failure of the Hard Rock Hotel & Casino Biloxi to be operating by the Operating Deadline (as defined in the Indenture). Further, the trustee and disbursement agent alleges that an additional Event of Default may also occur under Section 6.01(c) of the Indenture.

On January 6, 2006, the Company responded via a letter to the trustee and disbursement agent that it disagrees with the trustee and disbursement agent that any Event of Default has occurred under Section 6.01 of the Indenture. Further, the letter noted that the trustee and disbursement agent has no right to declare an Event of Default pursuant to Section 6.01(o) of the Indenture. In addition, the Company noted to the trustee and disbursement agent that certain of its assertions are subject to litigation in the United States District Court for the Southern District of Mississippi, Southern Division.

On March 3, 2006, the Company signed a litigation deferral agreement dated March 1, 2006 with the trustee and disbursement agent that defers all litigation activity including discovery in the October 27, 2005 and December 16, 2005 lawsuits until April 15, 2006.  The agreement also provides an extension of the deadlines relating to the two lawsuits of forty-five days.

Insurance Litigation

On January 10, 2006, the Company filed complaints in the United States District Court for the Southern District of

Mississippi, Southern Division against SRI and James River, two of the insurers that have provided property insurance coverage for the Company’s Hard Rock Hotel & Casino in Biloxi, Mississippi. The Company, via the complaints, seeks declaratory judgments against the respective insurers that their insurance policies provide coverage for the water damage to the hotel-casino property resulting from Hurricane Katrina. The Company is seeking compensatory and punitive damages as well as attorney’s fees from the insurers. SRI’s policy covers a $4.0 million part of the first excess layer of coverage ($25.0 million in excess of the $25.0 million primary layer) and a $21.0 million part of the second excess layer of coverage ($131.5 million in excess of $50.0 million). The complaint against SRI alleges that the water damage caused to the hotel-casino property as a result of Hurricane Katrina is covered under the SRI policy because such water damage was a part of a Weather Catastrophe Occurrence, as defined under the terms of the coverage, and that the water damage is also covered under the terms of the flood endorsement to the SRI policy. Prior to filing its complaint against SRI, the Company was advised by letter from SRI’s counsel that SRI believes that its policy does not cover water damage.

The policy issued by James River covers $13.8 million of the second excess layer of coverage (as described above). The complaint against James River alleges that water damage caused to the hotel-casino property by Hurricane Katrina is covered under the James River policy because such water damage was part of a Weather Catastrophe Occurrence.  Prior to filing its complaint against James River, the Company was advised by letter from counsel to James River that all flood coverage is excluded from the James River policy, including water damage that is part of a Weather Catastrophe Occurrence, by reason of the flood exclusion in the policy.  Counsel acknowledged, however, that the wind damage is covered by the policy.

The Company is currently under a “standstill” agreement with SRI and intends to dismiss the litigation as a settlement with SRI has been reached as described below.  The Company filed an amended complaint against James River alleging, in addition to initial allegations, that the carrier’s flood exclusion language, in any event, does not exclude flood damage to the casino because the casino floated on water.  The applicable definition of flood in their policy describes an inundation of normally dry land.  James River has moved to dismiss both the complaint and amended complaint.  The Company believes the motion to be without merit and have filed appropriate responsive pleadings.

Limited Insurance Proceeds Released from Trustee and Disbursement Agent

On February 3, 2006, the Company requested from the trustee and disbursement agent under the Notes the disbursement of insurance proceeds for the payment of certain costs and expenses related to the protecting and maintaining the Hard Rock Hotel & Casino Biloxi and the pursuit of the collection of insurance claims arising from the damages caused by Hurricane Katrina.  On February 22, 2006, the trustee and disbursement agent agreed to make certain protective advances to the Company to (a) protect and preserve the property and (b) to fund certain future expense anticipated to be incurred by the Company in connection with its pursuit of insurance recoveries related to Hurricane Katrina, subject to certain terms, conditions and limitations.

Specifically, the trustee and disbursement agent agreed to (1) make advances to pay for the costs and expenses actually incurred to secure and condition the property to mitigate further loss, (2) advance to the Company $178,876 to pay the anticipated monthly costs related to maintaining the property for the month of March and (3) advance to the Company $203,489 to pay the anticipated monthly costs for the month of March related to the Company’s collection and prosecution of Hurricane Katrina insurance claims.  The Company has agreed that all advances shall be used solely for the costs and expenses as outlined above and acknowledges and agrees to diligently complete the work necessary to preserve and protect the property, and seek to collect, prosecute and enforce all Hurricane Katrina insurance claims related to the damages caused by Hurricane Katrina.  On March 29, 2006, the trustee and disbursement agent advanced to the Company $331,715 for the purposes described above for the month of April.

Roy Anderson Contract

On March 2, 2006, the Company entered into an agreement with Roy Anderson Corp. to provide additional services at the Hard Rock Hotel & Casino Biloxi required as a result of the damage caused by Hurricane Katrina.  Roy Anderson Corp. was the general contractor during the construction of the Hard Rock Hotel & Casino Biloxi and previously performed certain remediation and debris removal services for the Company,  The services under the March 2, 2006 agreement include the installation of infill panels and/or temporary walls on the lower levels of the property, the installation of temporary and/or permanent doors at all exit stairs, and various mechanical repairs to restore the supply of conditioned air to the lower levels.   These services also include certain demolition as needed to allow for the wall construction.   These services are intended to maintain the integrity of the property and to protect the building from further deterioration.

The Company has agreed to pay Roy Anderson Corp. the cost of the work performed plus a contractor’s fee in an amount that shall not exceed the guaranteed maximum price of $1.4 million.  The work will be completed no later than May 31, 2006.

Insurance Proceeds Received

On March 9, 2006, the Company received an additional $25.8 million in insurance proceeds related to Hurricane Katrina.  This brings the total insurance proceeds received to date to $51.4 million.   Proceeds received have been deposited with the trustee and disbursement agent.

Insurance Claim Settlements

On March 22, 2006, the Company and two of the carriers in the third layer of coverage under the $181.5 million insurance policy reached a claim settlement.  Munch Re and Underwriters Lloyds will pay $46.9 million of their $51.1 million in coverage in the third layer.

On March 28, 2006, the Company and SRI reached a claim settlement.  SRI will pay all of their $4.0 million of coverage in the second layer and $19.3 million of their $21.0 million of coverage in the third layer.

To the extent that the insurance proceeds are not sufficient to this point to repay the Notes and the loss payees in full, the settlements are subject to approval of the trustee and disbursement agent under the Notes.

16. Unit Purchase Agreement

On April 6, 2006 AA Capital Equity Fund, L.P. and AA Capital Biloxi Co-Investment Fund L.P. (AA), owners of 100% of the Class A Preferred Units and 100% of the Class B Common Units of the Company and GAR, LLC (GAR), owners of 100% of the Class A Common Units of the Company entered into a Unit Purchase Agreement whereby GAR has agreed to buy 100% of the Class A Preferred Units and 100% of the Class B Common Units from AA for $89.0 million.  Closing is to take place on or before May 4, 2006, and is subject to approval by the Mississippi Gaming Commission.

Under the terms of the Unit Purchase Agreement, Leucadia National Corporation (Leucadia) will directly or indirectly be making a contribution to GAR in an amount necessary to consummate the transaction. Leucadia will control the Board of Managers of GAR and, as a result, under the Company’s operating agreement, will control the board of the Company.

Leucadia has announced in a Form 8K filing, dated April 11, 2006, that upon closing of GAR’s purchase described above, Leucadia will cause the Company to commence a tender offer for all of the outstanding Notes at a price equal to 101% of the par value of the Notes, which Leucadia believes will satisfy the Company’s obligations under the change in control provisions as defined in the indenture.

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Effective December 14, 2005, we reassigned Gregory J. Bosarge, our former Chief Financial Officer, to the position of Vice President of Finance and appointed Todd J. Raziano as our Chief Financial Officer.  This change in Chief Financial Officer had no effect on our disclosure controls and procedures.

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Operating Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our members of our board of managers, our executive officers and members of the board of directors and executive officers of Premier Finance, our wholly-owned subsidiary:

Name	Age	Position
Joseph Billhimer	42	President, Chief Operating Officer and Manager of Premier
		Entertainment Biloxi; President of Premier Finance
Matthew R. Friesl	28	Secretary and Member of Board of Managers of Premier
		Entertainment Biloxi; Secretary and Director of Premier Finance
David S. Ross	48	Member of Board of Managers of Premier Entertainment Biloxi;
		Director of Premier Finance
Roy Anderson III	48	Member of Board of Managers of Premier Entertainment Biloxi;
		Director of Premier Finance
Gregg R. Giuffria	54	Member of Board of Managers of Premier Entertainment Biloxi;
		Director of Premier Finance
John A. Orecchio	40	Member of Board of Managers of Premier Entertainment Biloxi;
		Director of Premier Finance
Charles L. Wall, Jr.	45	Member of Board of Managers of Premier Entertainment Biloxi;
		Director of Premier Finance
Robert A. Callaway	57	General Counsel of Premier Entertainment
		Biloxi LLC
Todd J. Raziano	39	Senior Vice President and Chief Financial
		Officer of Premier Entertainment Biloxi LLC
Kevin M. O’Sullivan	46	Vice President of Casino Operations
Karl P. Bulot	40	Project Manager and Vice President of Support Services

Joseph Billhimer served as President and General Manager of Grand Casino Gulfport from June 2000 to July 2003, which is owned by Caesars Entertainment, Inc. Previously, Mr. Billhimer was the Vice President and General Manager of Casino Magic Bay St. Louis where he was responsible for all operations, including the operations of the hotel and the golf course. Mr. Billhimer joined Casino Magic Bay St. Louis as a Casino Manager in 1992. He was thereafter promoted, first to the Assistant General Manager of Casino Magic Bay St. Louis, and then Assistant General Manager of Casino Magic Bossier City, prior to taking on the General Manager position at the Bay St. Louis property.

Matthew R. Friesl currently serves as Managing Director of AA Capital Partners, Inc.  Prior to joining AA Capital Partners in November 2002; he was an associate in Salomon Smith Barney’s international debt capital markets division, where he provided product, market and execution advice to investment banking clients on financing opportunities in a number of international markets. Prior to transferring to debt capital markets, he worked in Salomon Smith Barney’s investment banking division, where he executed merger and acquisitions transactions in a variety of industries and participated in numerous lead managed capital market transactions. Mr. Friesl joined Salomon Smith Barney in July 1999. Mr. Friesl is also a Certified Public Accountant.

David S. Ross has over 25 years of experience in the development of large-scale commercial and residential projects, including the sales, marketing and financing of such developments and the management of casino and hotel properties. From 1999 to the present, Mr. Ross has served as the President of Millamax Development Corp., a company he founded to assemble the Hard Rock Hotel & Casino Biloxi property. In 1993, Mr. Ross founded Millamax, Inc., where he served as the President and Chief Executive Officer from 1993 to 1999. At Millamax, Inc., he arranged project financing and developed the Ritz-Carlton San Juan Hotel, Spa & Casino and developed the 230-foot M/V Max One luxury casino and entertainment vessel deployed under bareboat charter from Key West, Florida and Sheepshead Bay, New York.

Roy Anderson, III has served, since 1993, as the President and Chief Executive Officer of Roy Anderson Corp., a family-owned construction organization. In 1982, Mr. Anderson joined Roy Anderson Corp. and was named as an Executive Vice President in 1984. Roy Anderson Corp., founded in 1955, is a general construction company specializing in large-scale construction projects. Mr. Anderson has served on the board of the Gulfport Council Chamber of Commerce, National Board of Directors of Associated General Contractors of America and various other national, state and local organizations. In 1990, Mr. Anderson also served as President of the Mississippi Associated General Contractors. Mr. Anderson is also an attorney, with a law degree from the University of Mississippi School of Law, and is a member of the Mississippi Bar.

Gregg R. Giuffria has served as a private investor from 2002 to the present. He served as the Chief Executive Officer of Outland Development LLC from 2000 to 2002, which was subsequently sold to Voyager Entertainment International, Inc., where he was instrumental in the pre-development of the Voyager Las Vegas project and the development of the Star of Shanghai. From 1997 to 2001, Mr. Giuffria served as the President and Chief Operating Officer of Full House Resorts, Inc., a hotel and casino company. From 1995 to 1997, Mr. Giuffria served as the Vice President of Corporate Development for Casino Data Systems, Inc. Mr. Giuffria owned “The Telnaes Patent,” an important gaming/casino patent, which he subsequently sold to Casino Data Systems, Inc. and International Gaming Technology.

John A. Orecchio has served as a Managing Director of AA Capital Partners, Inc. since 2000. Prior to 2000, Mr. Orecchio was a Managing Director of Bank of America Capital Corporation or BACC, a subsidiary of Bank of America Corporation. At BACC, Mr. Orecchio was one of two Managing Directors responsible for the day to day management of its $5.0 billion private equity fund investments portfolio and was a member of the firm’s Investment Committee, which was responsible for all investment decisions related to the portfolio. Prior to joining BACC, Mr. Orecchio was a Managing Director in the Leveraged Finance Group of Bank of America and a predecessor organization, Continental Bank N.A., where he was responsible for the financing of a diverse portfolio of buyout transactions typically sponsored by a private equity firm. Mr. Orecchio is also a Chartered Financial Analyst.

Charles L. Wall, Jr. has served as a Managing Director of AA Capital Partners, Inc. since 2002. Mr. Wall joined AA Capital Partners in June 2001 as its Vice President in charge of portfolio analysis. Prior to 2001, Mr. Wall was the Chief Financial Officer for BancAmerica Equity Partners, or BAEP, where he was responsible for all back office support for equity investments made on behalf of Bank of America. In addition, he was instrumental in helping develop BAEP’s private equity direct investment and fund of funds database with an outside vendor, which tracks all investment activity from initial screening to monitoring. Prior to joining BAEP, he held the position of controller for the Latin America Group, and worked in the Audit Division, for Continental Bank N.A. Mr. Wall is also a Certified Public Accountant.

Robert A. Callaway has more than thirty years of legal experience, including twenty-four years of legal practice related to gaming law.  Prior to joining Hard Rock, Mr. Callaway was General Counsel for the Robert R. Williams Companies in Mobile, Alabama and Pensacola, Florida from December 2001 until 2004.   From 1994 to January 2001, Mr. Callaway served as Executive Vice President and General Counsel for Casino Magic Corp. for their Biloxi and Bay St. Louis, Mississippi properties which were acquired by Pinnacle Entertainment, Inc. in 1998.  Prior to joining Casino Magic Corp., from 1987 to 1994, he was a Partner with the Nevada law firm of Beckley, Singleton, DeLanoy, Jemison & List, CHTD, with offices located in Las Vegas and Reno, where he specialized in gaming law practice.  From 1982 to 1987, Mr. Callaway was employed as Counsel to the Nevada Gaming Commission and State Gaming Control Board in the Gaming Division of the Northern Nevada Office of the State of Nevada Attorney General’s Office.  He also served from 1976 to 1981 as Trial Counsel for the State of Nevada’s Attorney General’s Office and as Clerk for the Nevada Supreme Court from 1974 to 1976.

Todd J. Raziano served as Senior Vice President and Chief Financial Officer for Beau Rivage Resorts, Inc. in Biloxi, Mississippi from February 2003 through August 2005.  Previously, Mr. Raziano was the Vice President and General Manager of Casino Magic in Bay St. Louis, Mississippi.  Mr. Raziano joined Casino Magic in 1994 and held the position of Director of Finance for both the Biloxi and Bay St. Louis properties and Assistant General Manager for the Bay St. Louis property prior to ascending to the position of General Manager.  Prior to entering the gaming industry, Mr. Raziano, who is a Certified Public Accountant, was a manager with the New Orleans office of KPMG Peat Marwick.

Kevin M. O’Sullivan served as Vice President Slot Operations for Horseshoe Hotel & Casino in Tunica, Mississippi from 1998 to September 2004 which is owned by Harrah’s Entertainment, Inc.  Mr. O’Sullivan was responsible for all slot operations including all slot hosts and player development. Prior to being promoted to Vice President Slot Operations Kevin was the Director Slot operations from October 1993 to 1998 for Horseshoe Hotel & Casino.

Karl P. Bulot served as Regional Vice President of Facilities for Caesars Entertainment, Inc.’s Mid South Region from February 2000 to April 2004.  Previously, Mr. Bulot was Vice President of Facilities at the Grand Casino Gulfport and Biloxi from October 1993 to February 2000 which was owned by Caesars Entertainment, Inc.  Prior to entering the gaming industry, Mr. Bulot worked in the hotel industry in Development/Facilities for Hyatt Fairmont and Servico Hotels and Resorts.

Committees of our Board of Managers

Audit Committee.    Our board has designated Messrs. Wall and Ross as members of our board of managers’ audit committee. The audit committee will engage our independent registered public accounting firm, review the plans for and the results of the audit engagement, approve professional services provided by, and the independence of, the independent registered public accounting firm, and consider the range of audit and non-audit fees for and consult with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

The board of managers has determined that Mr. Wall qualifies as an “audit committee financial expert” and is independent of our day to day operations as required by the rules and regulations of the Securities and Exchange Commission.

Holders of membership interest wishing to communicate with the board of managers or any committee can do so freely, as we are closely held. We have not adopted any other formal methods to communicate with our board or any of its committees.

The Board of Members is reimbursed for ordinary business related expenses incurred on our behalf.  Business related expenses include, but are not limited to travel costs for board meetings and state regulatory investigative fees.

Code of Ethics

We have adopted a code of ethics that applies to all of our board of members, officers and employees.  We filed a copy of this Code of Ethics as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 333-114339) filed March 23, 2005.

Compensation Committee Interlocks and Insider Participation

Compensation Committee.  Our board designated Messrs. Orecchio and Friesl as members of our board of managers’ compensation committee.  The purpose of the Compensation Committee is to establish and execute compensation policy and programs for the Company executives and employees.

Item 11.     Executive Compensation

Employment Agreement

We entered into an employment agreement with Joseph Billhimer, the President and Chief Operating Officer of Premier Entertainment Biloxi LLC. Mr. Billhimer’s term of employment runs from July 1, 2003 through July 1, 2008. He will receive an annual base salary of $360,000 for his services performed prior to the opening of the Hard Rock Hotel & Casino Biloxi. Once the Hard Rock Hotel & Casino Biloxi opens to the public for gaming, his annual base salary will be $300,000, subject to increase at the discretion of our Board.

Mr. Billhimer received a signing bonus of $25,000. In addition, he may receive target bonuses paid quarterly in amounts ranging from $25,000 to $59,375 if we achieve certain quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets. Mr. Billhimer is also entitled to an annual target bonus (less any bonus previously paid to Mr. Billhimer during the previous four quarters) in order to recapture quarterly bonus amounts not achieved due to seasonal fluctuations of EBITDA. In order to receive the annual target bonus, certain annual EBITDA levels must be met. Our board has the discretion to reduce the EBITDA levels necessary for Mr. Billhimer to achieve such quarterly or annual bonuses, and may decide to issue a discretionary bonus to Mr. Billhimer.

If Mr. Billhimer is terminated without “cause” (as defined in the agreement) or resigns for one of the following reasons: (i) his duties/title diminish, (ii) his salary is reduced and/or his salary or bonus is not timely paid, (iii) we materially breach the agreement (which is not reasonably cured), or (iv) we are acquired by or involved in a merger of a non-affiliated entity and at least 60% of our total issued and outstanding equity is sold in the transaction, he will receive all accrued and unpaid salary and bonus amounts, a lump severance payment equal to his base salary from the date of termination to July 1, 2008 (which shall not be less than 1.5 times Mr. Billhimer’s base salary), and any bonus amounts that would otherwise be payable from the date of termination to July 1, 2008. In addition, he will continue to participate in all of the benefit plans from the date of termination to July 1, 2008 and will be entitled to his automobile allowance from the date of termination to July 1, 2008.

We have agreed to indemnify Mr. Billhimer from all costs and expenses from liabilities and lawsuits arising from or attributable to his employment, unless such liabilities or lawsuits are a result of gross negligence or willful misconduct by Mr. Billhimer. We have also agreed to obtain directors and officers insurance which will cover Mr. Billhimer during the term of his employment and for two years thereafter.

Summary Compensation Table

The following table sets forth information concerning the annual and other compensation awarded, earned, or paid by us during the years ended December 31, 2005 and 2004 and the period from inception through December 31, 2003 to (a) our Chief Operating Officer and (b) our four most highly compensated executive officers, other than our Chief Operating Officer (the “Named Executive Officers”).

		Annual Compensation
				Other Annual	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Compensation ($)

Joseph Billhimer (1)	2005	$360,000	$—	$—	$6,000
President and Chief Operating Officer of	2004	360,000	—	—	6,000
Premier Entertainment Biloxi LLC;	2003	178,000	25,000	—	—
President of Premier Finance Biloxi Corp.
Robert A. Callaway	2005	150,000	—	—	—
General Counsel of Premier Entertainment Biloxi LLC	2004	103,846	1,000	—	—
Greg Bosarge	2005	124,039	—	—	—
Vice President and Chief Financial Officer of Premier Entertainment Biloxi LLC	2004	92,226	—	—	—
Todd J. Raziano (2)	2005	12,500	—	—	17,666
Senior Vice President and Chief Financial Officer of Premier Entertainment Biloxi LLC
Kevin M. O’Sullivan	2005	155,000	—	—	—
Vice President of Casino Operations of	2004	40,808	—	—	—
Premier Entertainment Biloxi LLC
Karl P. Bulot	2005	132,500	—	—	—
Project Manager and Vice President of Support Services of Premier Entertainment Biloxi LLC	2004	97,827	—	—	—

(1)   Other compensation for Joseph Billhimer consists of an automobile allowance as allowed in the employment agreement.

(2)    Other compensation for Todd J. Raziano consists of consulting fees paid by the Company prior to Mr. Raziano’s employment with the Company as Senior Vice President and Chief Financial Officer.

We do not have an employee stock option plan.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Effective January 24, 2005 the Premier Entertainment Biloxi LLC Operating Agreement was amended to establish a new Class of non-voting membership units for the Company designated as Class C common units and consisting of 100 units. On this same date, sixty-six and two-thirds (66 2/3) of the Class C common units were transferred to Joseph Billhimer.

The following table sets forth, as of December 31, 2005, certain information regarding the beneficial ownership of our membership interests entitled to vote by its members, its managers and executive officers. Premier Finance Biloxi Corp. is a wholly-owned subsidiary of Premier Entertainment Biloxi LLC.

	Ownership of Membership Interests
		Percentage		Percentage		Percentage		Percentage
	Number of	Ownership of	Number of	Ownership of	Number of	Ownership of	Number of	Ownership of
	Class A	Class A	Class B	Class B	Class C	Class C	Class A	Class A
	Common	Common	Common	Common	Common	Common	Preferred	Preferred
	Membership	Membership	Membership	Membership	Membership	Membership	Membership	Membership
Name	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

GAR, LLC (1)	100	100%	—	—	—	—	—	—
David S. Ross (1)	100	100%	—	—	—	—	—	—
Roy Anderson, III (1)	100	100%	—	—	—	—	—	—
Gregg R. Giuffria (1)	100	100%	—	—	—	—	—	—
AA Capital Biloxi Co-Investment Fund, L.P. and AA Capital Equity Fund, L.P. (2)	—	—	100	100%	—	—	100	100%
John A. Orecchio (2)	—	—	100	100%	—	—	100	100%
Charles L. Wall, Jr. (2)	—	—	100	100%	—	—	100	100%
Matthew R. Friesl (2)	—	—	100	100%	—	—	100	100%
Joseph Billhimer	—	—	—	—	67	67%	—	—
Managers and executive officers as a group (7 persons)	100	100%	100	100%	67	67%	100	100%

Total	500	500%	500	500%	134	134%	500	500%

(1)  Messrs. Anderson, Giuffria and Ross (collectively, the “GAR Managers”) are each managing members, principal owners and controlling persons of GAR, LLC (“GAR”) and have shared power to vote or direct their membership interests in us and shared power to dispose or direct the disposition of such membership interests in us. GAR is the beneficial owner of 100 Class A common membership interests, which entitles GAR to elect three of the six members of the Board of Managers and the shared power to dispose or direct the disposition of such membership interest in us. Mr. Anderson, Mr. Giuffria and Mr. Ross may each be deemed the beneficial owner of an aggregate of 100 Class A common membership interests, representing 100% of our outstanding Class A common membership interests. Mr. Keith Wallace is the beneficial owner of 10% of the nonvoting membership interests of GAR, and therefore is the beneficial owner of 10% of our Class A common membership interests. The address of Mr. Ross, Mr. Anderson, Mr. Giuffria, GAR and Mr. Wallace is c/o Premier Entertainment Biloxi LLC, 11400 Reichold Road, Gulfport, Mississippi 39503.

(2)  Messrs. Orecchio, Wall and Friesl are each managing members and controlling persons of AA Private Equity Investors Management, LLC (“AA Management”), the general partner of each of AA Capital Equity Fund, L.P. (“AA Equity”) and AA Capital Biloxi Co-Investment Fund, L.P. (“AA Biloxi”). As a result, membership interests beneficially owned by each of AA Equity and AA Biloxi are reported as beneficially owned by AA Management, which entitles them to elect three of the six members of our Board of Managers and the shared power to dispose or direct the disposition of such membership interests in us. Mr. Orecchio, Mr. Wall and Mr. Friesl may each be deemed the beneficial owner of an aggregate of 100 of the Class B membership interests. The address of Mr. Orecchio, Mr. Wall, Mr. Friesl and AA Management is 10 South LaSalle Street, Suite 3712, Chicago, Illinois 60603.

Unit Purchase Agreement

On April 6, 2006 AA Capital Equity Fund, L.P. and AA Capital Biloxi Co-Investment Fund L.P. (AA), owners of 100% of the Class A Preferred Units and 100% of the Class B Common Units of the Company and GAR, LLC (GAR), owners of 100% of the Class A Common Units of the Company entered into a Unit Purchase Agreement whereby GAR has agreed to buy 100% of the Class A Preferred Units and 100% of the Class B Common Units from AA for $89.0 million.  Closing is to take place on or before May 4, 2006, and is subject to approval by the Mississippi Gaming Commission.

Under the terms of the Unit Purchase Agreement, Leucadia National Corporation (Leucadia) will directly or indirectly be making a contribution to GAR in an amount necessary to consummate the transaction. Leucadia will control the Board of Managers of GAR and, as a result, under the Company’s operating agreement, will control the board of the Company.

Leucadia has announced in a Form 8K, dated April, 11, 2006, that upon closing of GAR’s purchase described above, Leucadia will cause the Company to commence a tender offer for all of the outstanding Notes at a price equal to 101% of the par value of the Notes, which Leucadia believes will satisfy the Company’s obligations under the change in control provisions as defined in the indenture.

Item 13.     Certain Relationships and Related Transactions

Roy Anderson, III

Roy Anderson, III is President and Chief Executive Officer of Roy Anderson Corp., our general contractor. Roy Anderson, III is also a member of GAR, LLC, one of our members, and a member of our board of managers. We have entered into a guaranteed maximum price (“GMP”) construction contract with Roy Anderson Corp. We believe the terms of this agreement are at arm’s length and are on terms which we could otherwise receive from an unaffiliated third party.   Total payments to the general contractor on the GMP contract for the period from the commencement of operations on March 27, 2003 through December 31, 2005 were $67.0 million.  The work was completed in August 2005 prior to Hurricane Katrina.

On September 20, 2005, we entered into a new $7.0 million agreement with our general contractor to provide various services required as a result of the destruction caused by Hurricane Katrina. Total payments to the general contract made under the new agreement from September 20, 2005 through December 31, 2005 were $1.2 million.   The work was completed in November 2005.

On March 2, 2006, we entered into a $1.4 million agreement with our general contractor to provide additional services at the Hard Rock Hotel & Casino Biloxi required as a result of the damage caused by Hurricane Katrina.  The services under this March 2, 2006 agreement include the installation of infill panels and/or temporary walls on the lower levels of the property, the installation of temporary and/or permanent doors at all exit stairs, and various mechanical repairs to restore the supply of conditioned air to the lower levels.   These services also include certain demolition as needed to allow for the wall construction.   These services are intended to maintain the integrity of the property and to protect the building from further deterioration.  The work will be completed no later than May 31, 2006.

David Ross

David S. Ross is a member of GAR, LLC and a member of our board of managers. David Ross is also the President of Millamax Development Corp. Millamax Development assigned contracts to us for the purchase of certain parcels of land on which the Hard Rock Hotel & Casino Biloxi will be located. We subsequently purchased the land subject to the assigned purchase contracts. We believe the terms of this sale were at arm’s length and were on terms which we could have otherwise received from an unaffiliated third party.

Gregg Giuffria

Gregg R. Giuffria is a member of GAR, LLC and a member of our board of managers. Gregg Giuffria received a fee from Millamax Development for development services rendered to Millamax Development. We believe that the terms of his agreement with Millamax Development had a minimal effect on the terms of our purchase of land from Millamax Development and were on terms which we could have otherwise received from an unaffiliated third party.

Hard Rock Hotel Licensing/The Rank Group Plc

Hard Rock Hotel Licensing, Inc., a subsidiary of The Rank Group Plc, is the owner of the marks that we are licensing under the license agreement. If our license agreement with Hard Rock Hotel Licensing is for some reason terminated, then that termination would trigger an event of default under the investment agreement, and we could be required to prepay, subject to the intercreditor agreement, the junior subordinated note. If The Rank Group uses its position as the parent company of Hard Rock Hotel Licensing to cause Hard Rock Hotel Licensing to terminate the license agreement, we could be required to prepay, subject to the intercreditor agreement, the junior subordinated note to Rank America, Inc., a domestic subsidiary of the Rank Group.

Item 14.     Principal Accountant Fees and Services

Fees Paid to Ernst & Young LLP

The Audit Committee has selected Ernst & Young LLP to continue as the independent registered public accounting firm to audit our financial statements for the year ended December 31, 2005, and to provide to us certain tax services.  Ernst & Young LLP acted as our independent registered public accounting firm for the year ended December 31, 2004.

Audit Fees.  Fees for audit services and accounting research totaled approximately $150,000 in 2005 and approximately $79,500 in 2004, including fees associated with the annual audit and the reviews of our quarterly reports on Form 10-Q.

Audit-Related Fees.  Fees for audit-related services totaled approximately $-0- in 2005 and approximately $42,000 in 2004, including fees associated with the note offering.

Tax Fees.  Fees for tax services, including compliance, tax advice and tax planning have not been negotiated for the year ended 2005.  We were formed as a Delaware limited liability company that elected to be treated as a partnership and had no member capital contributions; accordingly, no tax services were provided for the year ended 2004.

All Other Fees.  Fees for all other services not included above totaled approximately $15,000 in 2005 and $-0- in 2004, principally including a deposit associated with a cost segregation study to be performed.

Audit Committee Pre-approval Policy

The Audit Committee has established a pre-approval policy for all audit services to be provided by an outside audit firm, including the independent auditor, and permissible non-audit services provided by the independent auditor.  The Audit Committee is responsible for reviewing and pre-approving any services to be performed by our outside accountants.  The Audit Committee reviews, and if appropriate, approves all service engagements, taking into account the proposed scope of the services, the proposed fees for the services, whether the services are permissible under applicable law or regulation, and, if applicable, the likely impact of the non-audit services on the principal accountant’s independence.

The Audit Committee pre-approved each engagement of our registered independent public accounting firm to perform audit and non-audit related services during 2005.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence and believes the provision of the services referenced above is compatible.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)   Documents Filed as Part of this Report

1.      Financial Statements

The following financial statements are filed as part of this report under Item 8.  Financial Statements and Supplementary Data:

Premier Entertainment Biloxi LLC

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

Consolidated Statements of Operations and Member’s Deficit for the year ended December 31, 2005, December 31, 2004, the period from the commencement of operations on March 27, 2003 through December 31, 2003, and the period from commencement of operations on March 27, 2003 through December 31, 2005

Consolidated Statements of Cash Flows for the year ended December 31, 2005, December 31, 2004, the period from the commencement of operations on March 27, 2003 through December 31, 2003, and the period from commencement of operations on March 27, 2003 through and December 31, 2005

Notes to Consolidated Financial Statements

2.   Financial Statement Schedules

Schedules are omitted because they are not applicable or not required.

3.   Exhibits

A list of the exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Biloxi, Mississippi, on the 11th day of April, 2006.

PREMIER ENTERTAINMENT BILOXI LLC

By:	/s/ Joseph L. Billhimer	By:	/s/ Todd J. Raziano
Joseph L. Billhimer		Todd J. Raziano
President and Chief Operating Officer		Senior Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of Premier Entertainment Biloxi LLC in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David S. Ross		April 11, 2006
David S. Ross	Member of Board of Managers

/s/ Roy Anderson, III		April 11, 2006
Roy Anderson, III	Member of Board of Managers

/s/ Gregg R. Giuffria		April 11, 2006
Gregg R. Giuffria	Member of Board of Managers

/s/ John A. Orecchio		April 11, 2006
John A. Orecchio	Member of Board of Managers

/s/ Charles L. Wall, Jr.		April 11, 2006
Charles L. Wall, Jr.	Member of Board of Managers

/s/ Matthew R. Friesl		April 11, 2006
Matthew R. Friesl	Member of Board of Managers

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibits

1.1

Purchase Agreement, dated as of January 15, 2004, among Premier Entertainment Biloxi LLC, Premier Finance Biloxi Corp., Banc of America Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated

3.1	Certificate of Formation of Premier Entertainment Biloxi LLC
3.2	Limited Liability Company Agreement of Premier Entertainment Biloxi LLC
3.3	Certificate of Incorporation of Premier Finance Biloxi Corp.
3.4	By-Laws of Premier Finance Biloxi Corp.
3.5	First Amendment to Limited Liability Company Operating Agreement for Premier Entertainment Biloxi LLC
4.1	Indenture, dated as of January 23, 2004, among Premier Entertainment Biloxi, LLC, Premier Finance Biloxi Corp. and U.S. Bank National Association, as trustee and disbursement agent
4.2

Registration Rights Agreement, dated as of January 23, 2004, among Premier Entertainment Biloxi, LLC, Premier Finance Biloxi Corp., Banc of America Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated

4.3

Cash Collateral and Disbursement Agreement, dated as of January 23, 2004, among the Issuers, U.S. Bank National Association, as trustee and disbursement agent, U.S. Bank National Association, as disbursement agent and Professional Associates Construction Services, Inc.

4.4	DTC Agreement, dated as of January 23, 2004, among the Issuers, U.S. Bank National Association, as trustee and disbursement agent, and The Depository Trust Company
10.1	Change Order Agreement Number 001 effective November 10, 2004 between Premier Entertainment Biloxi LLC and Roy Anderson Corp. (filed originally with 10-Q on November 12, 2004 as Exhibit 10.3)
10.2	Purchase Agreement (Marquee), dated as of August 19, 2004, between Premier Entertainment Biloxi LLC and Kojis and Sons Signs, Inc. (filed originally with 10-Q on September 3, 2004 as Exhibit 10.4)
10.3	Consulting Agreement (Purchasing), dated August 10, 2004 between Premier Entertainment Biloxi LLC and C P Procurement Services, Inc. (filed originally with 10-Q on September 3, 2004 as Exhibit 10.3)
10.4

Lease Agreement (Office ), dated as of April 15, 2004, between Premier Entertainment Biloxi LLC, as lessee, and Charles T Harrison Realty Agency, as agent for Medical Plaza, Limited, as lessor (filed originally with 10-Q on September 3, 2004 as Exhibit 10.2)

10.5

Lease Assignment (Lancon), dated as of February 30, 2004, between Premier Entertainment Biloxi LLC, as assignee, and Joe Lancon and Charmaine Lancon, as assignor (filed originally with 10-Q on September 3, 2004 as Exhibit 10.1)

10.6	Investment Agreement, dated as of January 13, 2004, among the Issuers and Rank America, Inc. (includes the $10,000,000 Junior Subordinated Note dated January 23, 2004 issued to Rank America, Inc.)
10.7	Intercreditor Agreement, dated as of January 23, 2004, among the Issuers, U.S. Bank National Association, as trustee and disbursement agent, and Rank America, Inc.
10.8	Pledge and Security Agreement, dated as of January 23, 2004, from the Issuers in favor of U.S. Bank National Association, as trustee and disbursement agent, for the benefit of the holders of the notes
10.9

Premier Entertainment Biloxi LLC Pledge and Security Agreement (Pledged Equity Interests), dated as of January 23, 2004, among AA Capital Equity Fund, L.P., AA Capital Biloxi Co-Investment Fund, L.P., GAR, LLC and Premier Entertainment Biloxi LLC in favor of U.S. Bank National Association, as trustee and disbursement agent, for the benefit of the holders of the notes

10.10	Trust Indenture, dated as of January 1, 2004, between the Mississippi Business Finance Corporation and U.S. Bank National Association
10.11	Bond Purchase Contract, dated as of January 1, 2004, between the Mississippi Business Finance Corporation and Premier Finance Biloxi Corp.
10.12	Loan Agreement, dated as of January 1, 2004, between the Mississippi Business Finance Corporation and Premier Entertainment Biloxi LLC
10.13

Construction Deed of Trust, Leasehold Deed of Trust, Fixture Filing, with Assignment of Leases and Rents and Agreements, dated as of January 23, 2004, made by Premier Entertainment Biloxi LLC in favor of Bull Stratton, as real estate trustee and disbursement agent, for the benefit of U.S. Bank National Association, as trustee and disbursement agent, for the benefit of the holders of the notes

10.14

Subordination, Nondisturbance and Attornment Agreement, dated as of January 23, 2004, among Premier Entertainment Biloxi LLC, U.S. Bank National Association, as trustee and disbursement agent, and Hard Rock Cafe International (STP), Inc., with respect to the Lease Agreement (Cafe Lease)

10.15

Subordination, Nondisturbance and Attornment Agreement, dated as of January 23, 2004, among Premier Entertainment Biloxi LLC, U.S. Bank National Association, as trustee and disbursement agent, and Hard Rock Cafe International (STP), Inc., with respect to the Lease Agreement (Retail Store Lease)

10.16

Consent and Acknowledgment Agreement, dated as of January 23, 2004, among Hard Rock Hotel Licensing, Inc., Hard Rock Cafe International (STP), Inc., the Issuers, U.S. Bank National Association, as trustee and disbursement agent, for the benefit of the holders of the notes, GAR, LLC, AA Capital Equity Fund, L.P. and AA Capital Biloxi Co-Investment Fund, L.P.

10.17

Consent and Agreement (Owner Contractor Agreement), dated as of January 23, 2004, made by Roy Anderson Corp. and the Issuers in favor of U.S. Bank National Association, as trustee and disbursement agent, for the benefit of the holders of the notes

10.18

Consent and Agreement (Architectural Services Agreement), dated as of January 23, 2004, made by Paul Steelman Ltd. and the Issuers in favor of U.S. Bank National Association, as trustee and disbursement agent, for the benefit of the holders of the notes

10.19	Tenant Estoppel Certificate (Cafe), dated as of January 23, 2004, between Premier Entertainment Biloxi LLC, as landlord, and Hard Rock Cafe International (STP), Inc., as tenant
10.20	Tenant Estoppel Certificate (Retail Store), dated as of January 23, 2004, between Premier Entertainment Biloxi LLC, as landlord, and Hard Rock Cafe International (STP), Inc., as tenant
10.21	Agreement Between Owner and Contractor, dated as of December 24, 2003, between Premier Entertainment Biloxi LLC and Roy Anderson Corp.
10.22	Abbreviated Standard Form of Agreement Between Owner and Architect, dated as of November 21, 2003, between Premier Entertainment Biloxi LLC and Paul Steelman Ltd.
10.23

Lease and Air Rights Agreement, dated as of November 18, 2003, between the City of Biloxi, Mississippi, a municipal corporation organized and existing under the laws of the State of Mississippi, as landlord, and Premier Entertainment Biloxi LLC, as tenant, as amended

10.24

Public Trust Tidelands Lease, dated as of October 27, 2003, between the Secretary of State, with approval of the Governor, for and on behalf of the State of Mississippi, as lessor, and Premier Entertainment Biloxi LLC, as lessee

10.25

Public Trust Tidelands Lease, dated as of October 27, 2003, between the Secretary of State, with approval of the Governor, for and on behalf of the State of Mississippi, as lessor, and Premier Entertainment Biloxi LLC, as lessee

10.26	License Agreement, dated as of May 15, 2003, between Premier Entertainment Biloxi LLC and Hard Rock Hotel Licensing, Inc.
10.27	Lease Agreement (Cafe), dated as of December 30, 2003, between Premier Entertainment Biloxi LLC, as lessor, and Hard Rock Cafe International (STP), Inc., as lessee
10.28	Lease Agreement (Retail Store), dated as of December 30, 2003, between Premier Entertainment Biloxi LLC, as lessor, and Hard Rock Cafe International (STP), Inc., as lessee
10.29	Commercial Sales and Security Agreement by and among Premier Entertainment Biloxi LLC and International Game Technology dated January 5, 2005
10.30	Employment Agreement between Premier Entertainment Biloxi LLC and Joseph L. Billhimer dated June 2003
14.1	Code of Ethics, adopted
21.1	Subsidiaries of the Registrant
31.1*	Chief Operating Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act, as amended
31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act, as amended
32.0*	Section 906 of the Sarbanes-Oxley Act of 2002 Certifications

*Filed Herewith